Form 10-Q
period 1996-09-30
BLOWOUT ENTERTAINMENT INC
filed 1996-12-24
CIK 1016626

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for Quarter Ended:
September 30, 1996

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES   EXCHANGE  ACT  OF  1934  For the  Transition   Period
from_____to______

Commission file number:  0-21327

BLOWOUT ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

OREGON                                                87-0498950
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification no.)

7700 NE Ambassador Place
One Airport Center, 2nd Floor, Portland, Oregon       97220
(Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (503) 331-2729

                                 ________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

As of December 18, 1996, the Registrant had 2,433,330 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


Consolidated Statements of Operations for the three month periods ended September 30, 1996 and September 30, 1995


Consolidated Statements of Operations for the nine month periods ended September 30, 1996 and September 30, 1995


Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995


Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and September 30, 1995

Notes to Consolidated Financial Statements

                       BLOWOUT ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  (Unaudited)
                                        Three Months Ended September 30,
                                             1996             1995

REVENUE:
Rental revenue                               6,116,392         2,513,832
Product sales                                1,817,868           599,850
Total Revenue                                7,934,260         3,113,682

OPERATING COSTS AND EXPENSE:
Cost of sales                                 3,300,289        1,473,391
Operating expenses                            4,542,245        2,082,030
Selling, general and admin.                     757,971          470,258
Total Operating Costs and Expenses            8,600,505        4,025,679

OPERATING LOSS                                (666,245)        (911,997)

NONOPERATING (INCOME) EXPENSE:
Interest income                               (6,813)               --
Interest expense                               132,999         57,627
Other, net                                     946,920         (2,294)
Total Nonoperating Expense                   1,073,106         55,333

LOSS BEFORE INCOME TAXES                    (1,739,351)      (967,330)

INCOME TAX PROVISION                                 -           --

NET LOSS                                   (1,739,351)        (967,330)

LOSS PER SHARE                               (0.86)              (0.53)

SHARES USED IN PER SHARE CALCULATION         2,024,679      1,826,838


The accompanying notes are an integral part of these statements.

                       BLOWOUT ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  (Unaudited)
                                        Nine Months Ended September 30,
                                             1996             1995

REVENUE:
Rental revenue                            17,386,228         3,543,390
Product sales                              4,698,913           827,024
Total Revenue                             22,085,141         4,370,414

OPERATING COSTS AND EXPENSE:
Cost of sales                              9,774,161         2,312,757
Operating expenses                        12,660,906         2,893,678
Selling, general and admin.                2,752,309           967,440
Total Operating Costs and Expenses        25,187,376         6,173,875

OPERATING LOSS                           (3,102,235)         (1,803,461)

NONOPERATING (INCOME) EXPENSE:
Interest income                             (6,813)               --
Interest expense                           344,683            110,468
Other, net                                 893,443            (68,477)
Total Nonoperating Expense               1,231,313             41,991

LOSS BEFORE INCOME TAXES                 (4,333,548)         (1,845,452)

INCOME TAX PROVISION                        12,299              --

NET LOSS                                 (4,345,847)         (1,845,452)

LOSS PER SHARE                               (2.30)            (1.40)

SHARES USED IN PER SHARE CALCULATION      1,893,266           1,321,613


The accompanying notes are an integral part of these statements.

                        BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                       (Unaudited)             (Unaudited)
ASSETS                              September 30, 1996      December 31, 1995

Cash and Cash Equivalents             $ 4,006,313            $  2,606,838
Accounts and Notes Receivable             112,448                 341,909
Prepaid Expenses                           44,856                    -
Merchandise Videocassette Inventory     2,351,482                 984,894
Other Current Assets                      185,934                 244,426

Total Current Assets                    6,701,033               4,178,067

Rental Inventory                       12,826,568               7,152,838
Less:  Accumulated Depreciation        (4,816,168)             (1,437,745)

Rental Inventory, net                   8,010,400               5,715,093

Leaseholds, Fixtures and Equipment      5,733,131               3,976,123
Construction in Progress                  121,718

Less:  Accumulated Depreciation        (1,268,970)               (494,815)

Property, net                           4,585,879               3,481,308

Intangible Assets, net                  4,575,587               4,896,092

Other Assets                              185,622                 265,935

Total Assets                     $     24,058,521            $ 18,536,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long Term Debt   $     899,171            $    326,287
Line of Credit                          2,509,932                  -
Accounts Payable - Trade                3,670,675               3,278,553
Accrued Liabilities                       786,925               1,217,893
Accrued Payroll                           450,852                 178,310
Interest Payable                            1,369                   -
Accounts Payable - Rentrak              1,081,385                   -

Total Current Liabilities               9,400,309               5,001,043

Note Payable Rentrak                    2,800,000               2,800,000
Other Long Term Debt                    1,123,267                 640,789

Total Long Term Debt                    3,923,267               3,440,789

Common Stock, par value $.01 per share;    24,336                  18,268
10,000,000 shares authorized; 2,433,330
and 1,826,838 issued and outstanding,
respectively

Preferred Stock, par value $.01 per share;      -                  -
1,000,000 shares authorized; no shares
issued and outstanding
Additional Paid in Capital              21,947,864             16,973,932
Accumulated Deficit                    (11,237,255)            (6,897,537)

Total Stockholders' Equity              10,734,945             10,094,663

Total Liabilities and Stockholders'
  Equity                               $24,058,521          $  18,536,495

The accompanying notes are an integral part of these balance sheets

                          BLOWOUT ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996

                                                        (Unaudited)
                                           Nine Months Ended September 30,
                                                1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $  (4,345,847)     $  (1,845,452)
Adjustments to reconcile net loss
 to net cash used in operating activities -
   Loss on disposal of assets                   124,943              -
   Amortization of video cassette rental
    inventory                                 3,758,480          1,409,574
   Depreciation                                 839,523            266,233
   Amortization of intangible and other assets  400,817             17,084
Changes in current assets and liabilities accounts
   Receivables                                  229,461            (59,674)
   Merchandise inventory                     (1,366,586)          (757,821)
   Prepaid Expenses                              13,636            (91,269)
   Accounts payable - Trade                     392,122            315,828
   Accrued liabilites                          (429,599)           114,393
   Accrued payroll                              272,542            166,809
   Accounts payable - Rentrak                 1,081,385               -

Net cash provided by (used in) operating
  activities                                    970,877           (464,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of video cassette tapes, net       (6,053,788)        (2,119,026)
Capital expenditures                         (2,062,923)          (363,213)
Proceeds from sale of assets                      -              1,105,747
Other Assets                                      -                (94,524)

Net cash (used in) provided by investing
  activities                                  (8,116,711)       (1,471,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock             4,980,000             -
Additional borrowings                          3,565,309         2,605,862

Net cash provided by financing activities      8,545,309         2,605,862

NET INCREASE IN CASH                           1,399,475           670,551

CASH AND CASH EQUIVALENTS, beginning
  of period                                    2,606,838            66,162


The accompanying notes are an integral part of these statements.

BLOWOUT ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A:  Basis of Presentation

      The accompanying consolidated financial statements of BlowOut Entertainment, Inc., and subsidiaries ("BlowOut" or the "Company") for the three and nine month periods ended September 30, 1995 and September 30, 1996 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

NOTE B:  Distribution

      In June, 1996 the Company's then principal stockholder, Rentrak Corporation ("Rentrak"), announced its intention to distribute shares of Common Stock of the Company to shareholders through a special dividend (the "Distribution"). On November 25, 1996 shareholders of Rentrak on November 18, 1996 received one share of Common Stock of the Company for every 8.34 shares of Rentrak.

NOTE C:  Stock Split

      On October 9, 1996, the Board of Directors of the Company authorized a 1.01491-for-1 split of the Company's Common Stock. The stock split was effected by a distribution of .01491 additional shares for each share owned by stockholders of record on the record date established by the Board. Share and per share amounts presented in the consolidated financial statements and related notes have been restated to reflect the stock split.

NOTE D:  Net Loss Per Share

      For the three and nine months periods ended September 30, 1995 and 1996, net loss per share of common stock is computed on the basis of the weighted average shares of common stock outstanding.

BLOWOUT ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

NOTE E:  Financing

  Phoenix Credit Facility

      By agreement dated as of July 23, 1996, Phoenix Leasing Incorporated ("Phoenix") agreed to provide to the Company a credit facility (the "Phoenix Facility") in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the Phoenix Facility bear interest at a fixed rate per annum equal to 13.98%. The proceeds of the Phoenix Facility are to be used to construct and open (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix Facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix Facility. Under the Phoenix Facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. See "Rentrak Guarantee." As of September 30, 1996, the Company had borrowed $962,700 under the Phoenix Facility.

  CBC Facility

      In August 1996, Coast Business Credit ("CBC") agreed to provide to the Company a revolving line of credit (the "CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may only draw up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used video cassette inventory. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11% as of September 30, 1996). The term of the CBC Line of Credit is three years. The CBC Line of Credit was guaranteed by Rentrak until the completion of the Distribution. Rentrak has agreed, under certain circumstances in the event of default under the CBC Line of Credit, to repurchase BlowOut's video cassette inventory at specified amounts. See "Rentrak Guarantee." As of September 30, 1996, the Company had borrowed $2.51 million under the CBC Line of Credit.

 Notes Payable

      In March and April 1996, the Company issued $1.0 million in convertible subordinated notes to each of Mr. Bill LeVine and to Culture Convenience Club, Ltd. ("CCC"), a Japanese corporation of which Mr. Muneaki Masuda is President and Chairman (the "Notes"). Messrs. LeVine and Masuda are Directors of the Company. These Notes were guaranteed by Rentrak, accrued interest at a rate of 9.0% per annum, and had a maturity date of August 31, 1997. On August 30, 1996, each of Mr. LeVine and CCC converted their Notes into 121,789 shares of BlowOut Common Stock.

BLOWOUT ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(unaudited)

NOTE E:  Financing - (Continued)

  Star Video

On July 22, 1996, the Company entered into an agreement with Star Video to provide the Company with video cassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,974.75 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company is obligated to pay Star Video $120,487.37 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's exclusive supplier of new video cassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or (ii) repayment of such promissory note. This promissory note is secured by a guaranty of Rentrak. In addition, to secure all amounts owed under the Star Video Agreement, the Company has granted to Star Video a first priority security interest in all of the Company's existing inventory, which security interest Star Video will release, in exchange for a subordinated security interest on such inventory upon (i) consummation of any secured financing (see "Financing"), and (ii) the Company being current in its payments to Star Video under the Star Video Agreement at such time.

 CCC Stock Purchase

      On August 30, 1996, CCC purchased 362,931 shares of BlowOut Common Stock for $2,980,000 in cash in a private placement.

  Rentrak Guarantee

      On June 26, 1996, The Company entered into an agreement with Rentrak pursuant to which Rentrak, on the terms and subject to the conditions contained in such agreement, will guarantee up to $12.0 million in indebtedness of the Company ("Rentrak Guarantee"). As of the date hereof, the Rentrak Board has authorized Rentrak to guarantee $7.0 million under the Rentrak Guarantee. The obligation of Rentrak to issue such guarantee is subject to a number of conditions such as being current on all monetary obligations owed to Rentrak and being in compliance with all agreements between Rentrak and the Company. The Rentrak Guarantee expires on the earlier of (i) December 31, 1997 or (ii) such time as the total indebtedness of the Company subject to the Rentrak Guarantee is equal to $12.0 million. Under the Rentrak Guarantee, the Company must maintain $12.0 million of key man insurance on the Company's President, Steve Berns. Rentrak may terminate its obligation to issue new guarantees on 30 days' prior written notice to the Company. The Company can also terminate such agreement on 30 days' prior written notice, provided that the Company provides evidence that all indebtedness subject to the Rentrak Guarantee has been paid and the Company obtains an unconditional release of Rentrak. The Company has also agreed that
(i) during the term of the agreement, as long as any Rentrak Guarantee is outstanding and for 24 months thereafter, the Company will not convey any of its stores to a third party unless such third party agrees to assume and be bound by the distribution agreement with Rentrak and the license agreement with Rentrak for the use of the "BlowOut Video" name, and (ii) during the term of the agreement or as long as any Rentrak Guarantee is outstanding, the Company will use all amounts received from a sale or closure of a store either to: (a) finance new Company stores or (b) to pay down indebtedness subject to the Rentrak Guarantee. During the term of the Agreement, and/or as long as any Rentrak Guarantee is outstanding, the Company shall pay Rentrak a weekly fee at a rate equal to .02% per week of then- currently outstanding indebtedness subject to a Rentrak Guarantee.

      Rentrak has agreed to guarantee amounts outstanding under the Phoenix Facility and the CBC Line of Credit up to an aggregate of $7.0 million. After the Distribution, Rentrak will have a continuing monetary guaranty for amounts outstanding under the Phoenix Facility. After the Distribution, Rentrak has agreed, under certain circumstances in the event of a default under the credit facility with CBC, to repurchase BlowOut's video cassette inventory in an amount not to exceed the lesser of the amount owed under the CBC facility or $5.0 million. Rentrak is also guaranteeing certain trade payables of the Company and amounts owed under promissory notes to certain of the Company's suppliers. At September 30, 1996, the total amount of funded obligations of the Company subject to the Rentrak Guarantee was approximately $3.5 million.

NOTE E:  Major Suppliers

      For the quarter ended September 30, 1996, BlowOut had three video cassette distributors who supplied 41.0%, 27.3% and 12.2% of total tape purchases. For the nine months ended September 30, 1996, BlowOut had three video cassette distributors who supplied 39.7%, 29.2% and 11.8% of total tape purchases. No other distributors provided more than 10% of the total tape purchases for either the three months or nine months ended September 30, 1996.

      For the quarter ended September 30, 1995, BlowOut had three video cassette distributors who supplied 28.7%, 24.3% and 22.1% of total tape purchases. For the nine months ended September 30, 1995, BlowOut had three video cassette distributors who supplied 41.1% and 31.5% of total tape purchases. No other distributors provided more than 10% of the total tape purchases for either the three months or nine months ended September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto.

Overview

      General. The Company operates retail "store within a store" video outlets located in large discount and grocery chain stores throughout the United States. The Company was formed in 1992, and opened its first store within a store in January 1993. At year end 1993 and 1994, respectively, the Company operated seven stores. During these periods, all of the Company's stores were located in grocery stores.

      During 1995, the Company experienced accelerated growth in retail stores and revenue, primarily through (i) Rentrak's acquisition on May 26, 1995, of a controlling interest in Entertainment One, Inc. ("E-1"), a company whose primary business was the operation of retail video outlets in Wal-Mart SuperCenters, (ii) Rentrak's acquisition on August 31, 1995, of certain assets and assumption of certain liabilities which constituted SuperCenter Entertainment, Inc.'s retail video business and consisted of retail video outlets in Wal-Marts, Wal-Mart SuperCenters and Super Kmart Centers (the 'SCE Business") and (iii) new store openings in Wal-Mart SuperCenters and, to a lesser extent, in Super Kmart Centers and Ralphs. At year end 1995, Rentrak's store within a store retail video operations consisted of 128 stores located in Wal-Mart and Wal-Mart SuperCenters, 25 stores located in Super Kmart Centers, and four stores located in Ralphs grocery stores.

      At December 31, 1995, Rentrak's store within a store retail video outlets were operated through four corporations: the Company, E-1 and two wholly owned subsidiaries, W-1 and K-1, which operated the SCE Business. In May 1996, all of these operations were consolidated into the Company. During the first nine months of 1996, the Company continued to expand the number of stores it operates, and as of September 30, 1996, the Company operated 192 retail video stores, including 145 stores located in Wal-Mart and Wal-Mart SuperCenters, 35 stores located in Super Kmart Centers and 12 stores located in Ralphs grocery stores.

      The Company's revenue consists of rental revenue and product sales. Rental revenue includes rental of prerecorded video cassettes, video games and computer games and programs on CD-ROMS. Product sales are derived from sale of prerecorded video cassettes and excess rental inventory.

      The following table sets forth the number of stores open for at least 12 months and average rental revenue for such stores for the nine month periods ended September 30, 1995 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)



                  Fiscal Year Ended                   Nine Months Ended
                  December 31                         September 30
                  ___________________________         __________________

                  1995        1994        1993        1996        1995

No. of Stores open
  12 months       3           4           0           112         3
Average rental
  revenue         $209,067    $114,640    0           $ 96,666    $156,526
Average product
  sales           $ 58,968    $ 17,505    0           $ 27,265    $ 44,444
Average total
  revenue         $268,035    $132,145    0           $123,931    $202,020


      Average rental and sales revenue decreased from nine months ended September 30, 1995 compared to the nine months ended September 30, 1996 due to two different elements of BlowOut's business. The three stores operated during the nine months ended September 30, 1995 are located in high-end grocery stores located in Southern California and have been under BlowOut management since inception. Substantially all of the 112 stores operated during the nine months ended September 30, 1996 are located in Wal-Mart and Kmart SuperCenters in mid-size to smaller communities, the majority of which were acquired by BlowOut. Accordingly, the Company believes that the average revenue data for the nine months ended September 30, 1996 is more indicative of the Company's current and future activities than is the average revenue data for preceding accounting periods.

      The Company acquires video cassettes using two types of supplier arrangements-purchase and revenue sharing under the PPT System. Video cassettes purchased for basic stock rental are stated at cost and amortized over 36 months with a provision for a $6 salvage value. New release video cassettes purchased for more than $20 per cassette are amortized to a value of $15 per cassette over the first four months then to a $6 salvage value over the next 32 months. New release video cassettes purchased for less than $20 per cassette are amortized to $8 per cassette over the first four months, and to a $6 salvage value over the next 32 months. All cassettes are amortized on a straightline basis.

      Since 1993, the Company has obtained a significant amount of its new release titles through Rentrak under the PPT System. Under this system, Rentrak provides to the Company video cassettes released by certain studios. The Company pays a handling fee ($8 to $10) for each video cassette. During the revenue sharing period, which does not exceed two years, the studio owns the video cassette, and the rental revenue is shared by the studio, Rentrak and the Company on a predetermined basis. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak and the studio on a predetermined basis. At the end of the revenue sharing period for a title, the Company may purchase remaining copies of that title in the Company's inventory, generally for less than $5 per video cassette. The handling fee per video cassette is amortized on a straightline basis over 36 months to a $6 salvage value. The cost of video cassettes purchased at the end of the revenue sharing period is expensed at the time such cost is incurred. Revenue sharing payments are expensed when incurred.

      As a result of the acquisitions of E-1 and the SCE business, the Company recorded approximately $5.1 million in intangibles which are being amortized over 10 to 15 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995


Results of Operations

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.



                                                                  Percentage
                                                                  Change in
                                                                  Dollar
                                                                  Amount
                                                                  From

                                          Three       Three
                                          Months      Months      1995
                                          Ended       Ended        to
                                          9/30/96     9/30/95     1996

Statement of Operations Data:

Rental revenue                            77.1%       80.7%       58.9%
Product sales                             22.9        19.3        67.0
                                          _____       _____       _____
     Total revenue                        100.0       100.0       60.8

Cost of rental revenue and product        41.6        47.3        55.4
  sales
Operating expenses                        57.2        66.9        54.2
Selling, general and admin                 9.6        15.1        38.0

Loss from operations                      (8.4)%      (29.3)%     (36.9)%

Number of stores open at end of period    192         134


Revenue

Revenue for the three months of 1996 increased $4.8 million, or 60.8%, to $7.9 million from $3.1 million for the three months of 1995. The increase resulted from an increase in the number of stores in operations, from 50 after the E-1 acquisition at June 30, 1995, to 127 after the SCE acquisition at September 1, 1995 to 192 at September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Operating Costs and Expenses

Cost of Sales
Cost of sales increased from $1.5 million, or 47.3% of revenue for the three months of 1995, to $3.3 million, or 41.6% of revenue, for the three months of 1996. The increase in gross margin on sales resulted from an decrease in product acquisition costs and efficiencies created by the combination of the buying departments of the Company, E-1 and SCE.

Operating Expenses
Operating expenses increased from $2.1 million, or 66.9% of revenue, for the three months of 1995 to $4.5 million, or 57.2% of revenue, for the three months 1996. The increase resulted primarily from an increase in the number of stores in operation. Significant components of operating expenses include compensation, occupancy and fixed asset depreciation.

Compensation and Related Expenses - Compensation and related expenses increased from $1.1 million, or 33.9% of revenue, for the three months of 1995 to $2.5 million or 32.1% of revenue for the three months of 1996. The increase was the result from the continued expansion of Blowout's business through the opening of video retail stores. The decrease in compensation and related expenses as a percentage of revenue was primarily due to the installation of a labor monitoring program to match workforce hours with demand and minimize overtime.

Occupancy Expense - Occupancy expense increased from $.3 million, or 10.7% of revenue, for the three months of 1995 to $.9 million, or 11.2% of revenue, for the three months of 1996. The increase was the result of the continued expansion of Blowout's business through the acquisition and opening of video retail stores. The increase in occupancy expense as a percentage of revenue was primarily due to the E-1 and SCE stores' lease agreements having lease payments calculated at a higher percentage of sales when compared to the original Blowout retail stores.

Depreciation - Depreciation increased from $.14 million, or 4.6% of revenue, for the three months of 1995, to $.27 million, or 3.4% of revenue, for the three months of 1996. The increase was the result of the E-1 and SCE acquisitions. The decrease in depreciation as a percentage of revenue was primarily due to the increase in same store revenue from prior year and due to the fixtures for the E-1 and SCE stores not costing as much as the original Blowout stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $.5 million, or 15.1% of revenue, for the three months of 1995, to $.8 million, or 9.6% of revenue, for the three months of 1996. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily the result of efficiencies gained by combining the accounting and administrative departments of the Company, E-1 and SCE.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Nonoperating Expenses, Net

Nonoperating expenses, net increased from of $.05 million, or 1.7% of revenue, for the three months of 1995, to $1.1 million, or 13.5% of revenue, for the three months of 1996. The increase in nonoperating expenses resulted from the Company closing 24 stores between July 1996 and September 1996, increased interest expense, and the expense of costs associated with the spin-off from Rentrak.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Results of Operations

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                  Percentage
                                                                  Change in
                                                                  Dollar
                                                                  Amount From
                                          Nine        Nine
                                          Months      Months      1995
                                          Ended       Ended       to
                                          9/30/96     9/30/95     1996

Statement of Operations Data:

Rental revenue                             78.7%       81.1%      390.7%
Product sales                              21.3        18.9       468.2
                                          ______      ______      ______
     Total revenue                         100.0      100.0       405.3
Cost of rental revenue and product
  sales                                     44.3       52.9       322.6
Operating expenses                          57.3       66.2       337.5
Selling, general and admin                  12.5       22.1       184.5
                                          ______      ______      ______

Loss from operations                      (14.1)%     (41.2)%     (72.0)%
                                          ======      ======      ======

Number of stores open at end of period    192         134
                                          ===         ===

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Revenue

Revenue for the first nine months of 1996 increased $17.7 million, or 405.3%, to $22.1 million from $4.4 million for the first nine months of 1995. The increase resulted from an increase in the number of stores in operations, from seven at May 1995, to 50 after the E-1 acquisition at June 30, 1995, to 134 after the SCE acquisition at September 30, 1995 to 192 at September 30, 1996.

Operating Costs and Expenses

Cost of Sales
Cost of sales increased from $2.3 million, or 52.9% of revenue for the first nine months of 1995, to $9.8 million, or 44.3% of revenue, for the first nine months of 1996. The increase in gross margin on sales resulted from an decrease in product acquisition costs and efficiencies created by the combination of the buying departments of the Company, E-1 and SCE.

Operating Expenses
Operating expenses increased from $2.9 million, or 66.2% of revenue, for the first nine months of 1995 to $12.7 million, or 57.3% of revenue, for the first nine months 1996. The increase resulted primarily from an increase in the number of stores in operation. Significant components of operating expenses include compensation, occupancy and fixed asset depreciation.

Compensation and Related Expenses - Compensation and related expenses increased from $1.7 million, or 38.5% of revenue, for the first nine months of 1995 to $7.2 million or 32.8% of revenue for the first nine months of 1996. The increase was the result from the continued expansion of Blowout's business through the opening of video retail stores. The decrease in compensation and related expenses as a percentage of revenue was primarily due to the installation of a labor monitoring program to match workforce hours with demand and minimize overtime.

Occupancy Expense - Occupancy expense increased from $.5 million, or 10.5% of revenue, for the first nine months of 1995 to $2.4 million, or 10.8% of revenue, for the first nine months of 1996. The increase was the result of the continued expansion of Blowout's business through the acquisition and opening of video retail stores. The increase in occupancy expense as a percentage of revenue was primarily due to the E-1 and SCE stores' lease agreements having lease payments calculated at a higher percentage of sales then compared to the original Blowout retail stores.

Depreciation - Depreciation increased from $.3 million, or 5.7% of revenue, for the first nine months of 1995, to $8 million, or 3.5% of revenue, for the first nine months of 1996. The increase was the result of the E-1 and SCE acquisitions. The decrease in depreciation as a percentage of revenue was primarily due to the increase in same store revenue from prior year and due to the fixtures for the E-1 and SCE stores not costing as much as the original Blowout stores.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $1.0 million, or 22.1% of revenue, for the first nine months of 1995, to $2.8 million, or 12.5% of revenue, for the first nine months of 1996. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily the result of efficiencies gained by combining the accounting and administrative departments of the Company, E-1 and SCE.

Non-operating Expenses, Net

Non-operating expenses, net increased from of $.05 million, or 1.0% of revenue, for the first nine months of 1995, to $1.2 million, or 5.6% of revenue, for the first nine months of 1996. The increase in non-operating expenses resulted from the Company closing 24 stores between July 1996 and September 1996, increased interest expense, and the expense of costs associated with the spin-off from Rentrak.

Liquidity And Capital Resources

      The Company's principal capital needs are for the opening of new stores. To date, the Company has funded its operations primarily through cash from operations, advances from Rentrak, the Notes from Mr. LeVine and CCC and trade credit from suppliers.

      For the nine months ended September 30, 1996, net cash used in investment activities was $8.1 million, consisting primarily of a $6.0 million investment in retail inventory and a $2.1 million investment in capital expenditures. During that period, cash provided by operations was $1.0 million and the Company received $1.1 million of advances from Rentrak, $2.0 million upon issuance of the Notes, and $2.98 million upon issuance of the BlowOut Common Stock. The $1.1 million advance from Rentrak was repaid in October 1996. In August, 1996, the Notes were converted into shares of BlowOut Common Stock representing 10% of the issued and outstanding shares of BlowOut Common Stock.

      In August 1996, Phoenix agreed to provide the Phoenix Facility in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the Phoenix Facility bear interest at a fixed rate per annum equal to 13.98%. The proceeds of the Phoenix Facility are to be used to construct and open (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix Facility is secured by
(i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix Facility. Under the Phoenix Facility, The Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of September 30, 1996, the Company had borrowed approximately $962,700 under the Phoenix Facility.
As of December 18, 1996, the Company has borrowed approximately $940,000 under the Phoenix Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

      On September 12, 1996, CBC entered into an agreement with the Company to provide the CBC Line of Credit which provides for a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may only draw up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used video cassette inventory. As of September 30, 1996, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $4.25 million. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11% as of September 30, and December 18, 1996). The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a Default under the CBC Line of Credit, to repurchase BlowOut's video cassette inventory at specified amounts. See "Related Party Transactions-Rentrak Guarantee." As of September 30, 1996, the Company borrowed approximately $2.5 million under the CBC Line of Credit. As of December 18, 1996, the Company borrowed approximately $3.0 million under the CBC Line of Credit.

      On July 22, 1996, the Company entered into an agreement with Star Video to provide the Company with video cassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,974.75 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company is obligated to pay Star Video $120,487.37 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's exclusive supplier of new video cassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or (ii) repayment of such promissory note. This promissory note is secured by a guaranty of Rentrak. In addition, to secure all amounts owed under the Star Video Agreement, the Company has granted to Star Video a first priority security interest in all of the Company's existing inventory, which security interest Star Video will release, in exchange for a subordinated security interest on such inventory upon (i) consummation of any secured financing (see "Financing"), and (ii) the Company being current in its payments to Star Video under the Star Video Agreement at such time.

      On August 30, 1996, CCC purchased from the Company for $2.98 million a total of 362,931 shares of BlowOut Common Stock at a purchase price of approximately $8.21 per share.

      During the first nine months of 1996, the Company opened 59 stores, primarily in Wal-Mart SuperCenters. An additional eleven stores were opened through December 18, 1996. The Company does not expect to open any additional stores during the remainder of 1996. The Company does not know the number of new Wal-Mart SuperCenter, Super Kmart Center or Ralphs grocery store locations which will be available to the Company for the opening of video outlets in 1997. Based solely upon discussions with Wal-Mart, management currently believes that it will have the opportunity to open at least 17 new outlets in Wal-Mart SuperCenters in 1997, although there can be no assurance as to the number of locations that Wal-Mart will make available to the Company. The Company is aware of one other retailer, Blockbuster, which operates store
within a store video outlets in Wal-Mart stores.   The Company currently does
not believe that it will be opening a significant number of stores in Super Kmart Centers or Ralphs in 1997.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


      Also, during the first nine months of 1996, the Company closed 24 stores which did not meet certain performance levels (consisting of 23 stores in Wal-Mart and 1 store in Kmart). In October 1996, the Company closed three stores which did not meet certain performance levels in Kmart. The Company has notified Kmart of its intention to close 10 additional underperforming stores by April 1997.

      As a result of the equity investment by CCC, cash from operations and borrowings, the Company had cash and cash equivalents of $4.0 million at September 30, 1996 and $1.7 million at November 30, 1996. The Company expects to meet its short-term liquidity requirements through net cash provided by operations (including the extension of trade credit), cash on hand and advances under the Phoenix Facility and CBC Line of Credit. Management believes that these sources of cash, as well as additional availability under the Phoenix Facility and CBC Line of Credit, will be sufficient to meet its operating needs for at least the next 12 months. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video outlets to sustain the Company's recent rates of growth or that funds will be available to satisfy the Company's liquidity needs beyond the next 12 months.

      At September 30, 1996, the Company had a working capital deficit of $2.7 million. Video cassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of video cassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of video cassette rental inventory as a noncurrent asset. The Company expects to operate with a working capital deficit as it expands its store base.

      Statements made in this document that present information that is not historic, including among other things, anticipated financial performance, sources and extent of liquidity and capital, business prospects, new products and markets, and anticipated store openings are "foreword looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of foreword-looking terminology such as "may", "will", "except", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology.
There are numerous risks and uncertainties that could cause actual results to differ materially from those in such foreword looking statements. Reference is made to the Company's Registration Statement on Form 10 as filed with the Securities and Exchange Commission for a discussion of such risk factors and uncertainties.


PART II

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

                  None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of matters to a Vote of Security Holders

                  None

Item 5.     Exhibits and Reports on Form 8-K

                  Exhibit 27        Financial Data Schedule



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date this 18th day of December, 1996

      BLOWOUT ENTERTAINMENT, INC.




      By: /s/ Karl Wetzel
         ___________________________________
            Name:  Karl Wetzel
            Title:  Chief Financial Officer and Secretary