Form 10-K
period 1996-12-31
BLOWOUT ENTERTAINMENT INC
filed 1997-03-31
CIK 1016626

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934  (FEE REQUIRED)

     For the fiscal year ended December 31, 1996

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NUMBER: 0-21327

                            BLOWOUT ENTERTAINMENT, INC.
              (Exact name of Registrant as specified in its Charter)

                   DELAWARE                               87-0498950
         (State or other jurisdiction        (I.R.S.  employer   identification
no.)
       of incorporation or organization)

           7700 NE AMBASSADOR PLACE
         ONE AIRPORT CENTER, 2ND FLOOR
            PORTLAND, OREGON 97220                      (503) 331-2729
   (Address of principal executive offices,     (Registrant's telephone number,
              including zip code)                    including area code)

              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS         TITLE OF EACH EXCHANGE  ON  WHICH
REGISTERED

                     None                              None

              SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                                   (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          Yes        X
No

      Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. <square>

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,633,698.13 based on the closing sale price of $1 7/8 per share as quoted on the NASDAQ Small Cap Market on March 14, 1997.

      The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 14, 1997 was 2,433,330.

                          DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents of the registrant are incorporated herein by reference:
                    DOCUMENT                                             PART
OF FORM 10-K
Proxy Statement for the 1997 annual meeting of stockholders           III

     AS USED IN THIS REPORT, THE "COMPANY" MEANS BLOWOUT ENTERTAINMENT, INC., ITS SUBSIDIARIES AND THEIR PREDECESSORS AND SUBSIDIARIES.

     STATEMENTS MADE IN THIS DOCUMENT THAT PRESENT INFORMATION THAT IS NOT HISTORIC, INCLUDING AMONG OTHER THINGS, ANTICIPATED FINANCIAL PERFORMANCE, SOURCES AND EXTENT OF LIQUIDITY AND CAPITAL, BUSINESS PROSPECTS, NEW PRODUCTS AND MARKETS, AND ANTICIPATED STORE OPENINGS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON, OR COMPARABLE TERMINOLOGY. THERE ARE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.


                              PART I

ITEM 1 - BUSINESS

GENERAL

     The Company is engaged in the business of operating "store within a store" retail video outlets which rent and sell videocassettes, video games, computer games and programs on CD-ROMs in Wal-Mart stores and Wal-Mart SuperCenters operated by Wal-Mart Stores, Inc. ("Wal-Mart"), Super Kmart Centers operated by Kmart Corporation ("Kmart"), Ralphs grocery stores and Food 4 Less grocery stores (together referred to herein as "Ralphs") pursuant to individual leases with each of these retailers. As of December 31, 1996, the Company operated 153 stores in Wal-Mart and in Wal-Mart SuperCenters, 35 stores in Super Kmart Centers, and six in Ralphs under the name "BlowOut Video" pursuant to a license with Rentrak Corporation, the Company's former parent ("Rentrak"), and six additional stores in Ralphs, under the name "Videos & More." The principal executive offices of the Company are located at 7700 Ambassador Place, One Airport Center, Second Floor, Portland, Oregon 97220, telephone (503) 331-2729.

HISTORY OF THE COMPANY

     FORMATION OF THE COMPANY. The Company was incorporated in July 1992 as SMM, Inc., a Delaware corporation, and shortly thereafter changed its name to SVI, Inc. ("SVI"). On March 20, 1996, the Company changed its name to BlowOut Entertainment, Inc.

     ACQUISITION OF SCE. On August 31, 1995, Rentrak formed W-One, Incorporated, an Oregon corporation ("W-1"), and K-One, Incorporated, an Oregon corporation ("K-1"). On the same date, through W-1 and K-1, Rentrak acquired the Wal-Mart and Kmart "store within a store" retail video operations (the "SCE Business") from Supercenter Entertainment Corporation ("SCE"). As part of the acquisition, the leases pursuant to which SCE operated its retail video outlets in Wal-Mart and Kmart stores were assigned to W-1 and K-1, respectively. Effective September 1, 1995, Rentrak assigned to W-1 all of the former SCE assets and liabilities related to the operations of its Wal-Mart stores, and Rentrak assigned to K-1 all of the former SCE assets and liabilities related to the operation of its Kmart stores. In addition, on February 13, 1996, K-1 acquired certain assets of nine video retail "store within a store" outlets located in Super Kmart Centers from Record Town, Inc.

     CONSOLIDATION OF SVI, W-1 AND K-1. In the spring of 1996, Rentrak consolidated the businesses and operations of the Company, W-1 and K-1. To effect consolidation, Rentrak contributed all of the outstanding capital stock of W-1 and K-1 to SVI as a capital contribution. Following this contribution, SVI amended its Certificate of Incorporation to (i) change its name to BlowOut Entertainment, Inc., (ii) effect a reverse stock split of its outstanding capital stock, and (iii) increase the authorized capital stock to 11,000,000 shares, of which 10,000,000 shares were authorized for issuance as common stock and 1,000,000 shares were authorized for issuance as preferred stock.

     ACQUISITION OF E-1. Between July 1994 and December 1995, Rentrak and two of its wholly owned subsidiaries acquired 92.6% of the issued and outstanding common stock of Entertainment One, Inc. ("E-1"), with the remaining 7.4% of E-1's common stock being held by individuals unrelated to Rentrak and entities controlled by such individuals (collectively, the "E-1 Minority"). E-1 operated "store within a store" video outlets in Wal-Marts and Wal-Mart SuperCenters and was also engaged in the same line of business as SVI, W-1 and K-1.

     In May 1996, the Company acquired all of E-1's tangible and intangible assets and assumed all of its liabilities in exchange for shares of the Company's common stock. Following such sale of assets, E-1 dissolved and liquidated its assets pursuant to a Plan of Liquidation that provided for the distribution of the shares of the Company's common stock to Rentrak and the E-1 Minority on a basis such that, as a result, Rentrak and the E-1 Minority, as a group, owned 93% and 7% of the Company's then-issued and outstanding common stock, respectively.

     SPIN-OFF OF THE COMPANY. Prior to November 25, 1996, Rentrak owned approximately 1,698,942 shares (approximately 70%) of the issued and outstanding common stock, par value $.01 per share, of the Company (the "Common Stock"). On November 25, 1996, pursuant to the terms of a Distribution Agreement between Rentrak and the Company, Rentrak distributed approximately 1,457,343 shares of Common Stock to the holders of Rentrak common stock in the form of a special dividend (the "Distribution").

BUSINESS

THE VIDEO RETAIL INDUSTRY

     According to the Video Investor newsletter published by Paul Kagan Associates, Inc., video retail industry revenues are believed by the Company to have been approximately $14.8 billion in 1995, with industry revenues projected to grow to $20.5 billion by 2005. Of the total video retail industry revenues in 1995, video rental revenues were approximately $7.5 billion and video sales revenues were approximately $7.3 billion.

     The industry is characterized by a high degree of fragmentation, with only five chains in 1995 operating in excess of 100 video specialty stores and the average chain operating fewer than 50 stores. The Company believes that in recent years the video retail industry has begun to consolidate as regional chains and smaller video specialty store operations are acquired by operators with greater access to capital.

     The Company believes that the home video market has become the single largest source of revenues for motion picture distributors, providing approximately 53% of total revenues in 1995. Due to the high production costs of films today, the Company believes that without home video revenues, most films would be unprofitable. Furthermore, in order to quickly recoup the large theatrical marketing budgets that often exceed the film's production cost, most films are released simultaneously in a large number of theaters. This broad exposure usually results in most theaters only playing the film for a few weeks before replacing it with another release.

     Movie studios seek to maximize their revenues in sequential release date windows to various movie distribution channels. These distribution channels currently include, in release date order, first and second tier movie theaters, video specialty stores, Pay-Per-View, pay television, basic cable television, and network and syndicated television. The Company believes that this method of sequential release has allowed movie studios to increase their total revenues with relatively little adverse effect on the revenue derived from previously established channels and that movie studios will continue the practice of sequential release as new distribution channels become available.

     In the Company's experience, the movie studios typically set the initial wholesale price of prerecorded videos at between $60 and $75, which encourages rental rather than sale. To maximize revenues to the studios, after approximately six to twelve months the studios will often lower the selling price of these same videos to between $10 and $20. In addition, a relatively small number of titles that are believed to have broader consumer appeal, such as POCAHONTAS, MISSION IMPOSSIBLE and TWISTER, are wholesaled initially by the studios at between $12 and $17 to encourage their purchase rather than rental. While much of this type of product is heavily promoted as "sell-through" titles by all types of mass market retailers, the video specialty stores offer this product both for sale and rental and thus also attract the customer who prefers to rent rather than buy despite a title's relatively low purchase price.

     Video specialty stores typically purchase a majority of the films that were released in theaters regardless of their success in attracting viewers. The Company believes that many of its customers are predisposed to view a specific film as a result of its marketing campaign, but due to its short playing time at a local theater, they will often rent or purchase the prerecorded home video version of that film. In addition, the Company believes consumers are more apt to view films that were not box office hits on rented videos than on any other medium because video specialty stores provide the opportunity to browse and make an impulse choice among a very broad selection of film titles at a low price. Therefore, video specialty stores represent a reliable revenue source for a majority of the film output of the major movie studios.

     New technologies for releasing film titles for home viewing, including a digital video disc format, are currently being developed and such technologies could ultimately result in a competitive alternative to videocassettes.

BUSINESS STRATEGY

     The Company's current business strategy is based on three key advantages management believes the Company enjoys: (i) its position in the retail video rental industry with its "store within a store" concept; (ii) its ability to "piggyback" on what management believes will be the continued success of Wal-Mart SuperCenters, Super Kmart Centers and Ralphs; and (iii) its existing relationship with each of Wal-Mart, Kmart and Ralphs. In addition, it is the Company's strategy to seek to open video retail outlets in other mass retail and grocery stores. To capitalize on these points, the Company has taken or intends to take the following steps:
(a) increase the number of videocassettes each store sells; (b) increase the videocassette inventory of new releases that each store carries; (c) change the mix of inventory of each store to increase the number of video games and family and children's movies available; (d) continue to utilize market research to improve the inventory mix of videocassettes, CD-ROM programs and games; (e) endeavor to hold down marketing costs by using common advertising for all locations; (f) use its centralized computer system to track overnight reporting of results from individual stores; and
(g) use a common store design to reduce construction costs.

     The Company opened 70 new stores during fiscal 1996. The Company closed three stores in Super Kmart Centers in October 1996 and opened three new stores in Super Kmart Centers during the fourth quarter of fiscal year 1996. The Company currently anticipates opening 11 additional stores in 1997, one in Kmart and 10 in Wal-Mart. The Company currently does not believe that it will be opening a significant number of stores in Super Kmart Centers or Ralphs in 1997. To achieve its expansion goal, the Company will be required to use substantially all of its existing debt and equity capital. Failure to have available a substantial portion of capital will materially adversely affect the Company's ability to implement its business strategy and expansion plan.

     The Company intends to implement expansion and growth strategies for opening additional "store within a store" outlets in Wal-Mart SuperCenters, and, to a much lesser extent, in Super Kmart Centers and Ralphs. The Company typically is offered store locations by Wal-Mart and Kmart six months in advance of the target store opening date. The actual number of store openings will depend upon a number of factors outside the Company's control, including the expansion plans of Wal-Mart, Kmart and Ralphs, the number of store locations offered to the Company and the opportunities to open stores in other mass retail and grocery stores. Thus, the actual number of store openings could vary significantly from the plan.

     Capital outlays of approximately $100,000 will be required to open each new store. Continued losses and accumulated deficit have caused the Company to expand at a more moderate rate than previously expected. The Company believes that its existing operating cash flow and credit facilities will provide the capital necessary to open the new stores that are planned. If the Company decides to open more than 11 new stores during fiscal 1997, the Company may have to obtain other debt or equity financing or expand more slowly than desired. After 1997, additional sources of debt and equity capital may be required to continue to meet the Company's expansion strategy. There can be no assurance that the Company will be able to obtain any such additional financing on reasonable terms. Failure to meet the expansion schedule of the host stores could have a material adverse effect on the Company. Additional management resources will be required to expand Company operations. There can be no assurance that the Company will be able to attract and retain a sufficient number of skilled store managers to implement its growth strategy.

SUPERCENTERS

     Wal-Mart SuperCenters and Super Kmart Centers are large stores that feature a full line of general merchandise and groceries as well as a variety of ancillary services provided by independent third parties including video rentals, dry cleaning, hair care, optical and floral shops, all intended to provide customers with "one stop" shopping.

     WAL-MART. According to Wal-Mart, Wal-Mart SuperCenters average 181,000 square feet in size. Wal-Mart opened its first SuperCenter in 1988. Wal-Mart was operating 335 SuperCenters by October 31, 1996. The majority of the SuperCenters are located in Texas, Tennessee, Georgia and Missouri, and the Company expects Wal-Mart to continue to concentrate store openings in small towns in the southeastern, southwestern, and midwestern United States. The Company believes that it and Blockbuster Entertainment, Inc. are currently the only two providers of "store within a store" retail video outlets to Wal-Mart.

     KMART. According to Kmart, Super Kmart Centers range in size from 135,000 to 185,000 square feet. Kmart opened its first SuperCenter in 1991. Kmart was operating 87 Super Kmart Centers at January 31, 1995. The Company believes that it is currently the sole provider of "store within a store" retail video outlets to Kmart, although it believes that Kmart's strategy is to have more than one such provider.

     RALPHS. Ralphs operates approximately 300 supermarkets, principally on the west coast of the U.S. Through an agreement with Ralphs entered into on May 1, 1995, the Company is the exclusive operator of "store within a store" retail video outlets for Ralphs.

STORES

     At December 31, 1996, the Company operated a total of 200 stores, consisting of 153 stores in Wal-Mart and Wal-Mart SuperCenters, 35 Stores in Super Kmart Centers and six stores in Ralphs under the name "BlowOut Video" and six additional stores in Ralphs under the name "Videos & More." Since January 1, 1997, the Company has closed nine under-performing stores, located primarily in Kmart. BlowOut Video stores in Wal-Mart stores and Wal-Mart SuperCenters range from 840 square feet to approximately 1,300 square feet in size. Stores within Super Kmart Centers average approximately 1,000 square feet in size. Locations within Ralphs occupy between 800 and 2,800 square feet. In all locations, stores do not have separate outside entryways, but open within the store in which they are located. The majority of the Company's stores have "drop boxes" located outside the building so that customers may return videocassettes without having to come into the store.

     The following table sets forth the store development activities of the Company during the periods indicated:

                                 YEAR ENDED  YEAR ENDED   YEAR ENDED
                                 12/31/96    12/31/95     12/31/94

Stores open beginning
 of period                        157            7           7

Stores opened or
 acquired in period               70             154         0

Stores closed in period           27             4           0

Stores open at end of period      200            157         7


     Wal-Mart, Kmart, and Ralphs each typically provides, at its expense, semi-finished space, including walls, HVAC, utilities and paint, for BlowOut Video stores. The Company then completes such stores, including installment of carpeting, computers and other fixtures, at the Company's expense. BlowOut Video stores use a common store design to control the Company's construction costs. The Company contracts with third parties to build out BlowOut Video stores across the United States. The cost to the Company to construct and open a typical BlowOut Video store, including inventory, fixtures (including any outside drop boxes at Wal-Mart
SuperCenters, Super Kmart Centers and Ralphs), and computers averages approximately $100,000.

OPERATIONS

     General operations of the Company's business are administered by the Vice President of Operations with the assistance of an Assistant Director of Operations. The Vice President of Operations reports directly to the President.

     Individual BlowOut Video stores are organized into districts consisting of 16 locations and each district is, in turn, organized into areas of four locations. One store manager in each area is appointed as Area Manager to oversee his or her store and the other three stores in the area. One Area Manager in the district is selected by the Company to serve as the District Manager.

     While the typical Wal-Mart SuperCenter and Super Kmart Center operates 24 hours per day every day of the year except Christmas Day, BlowOut Video stores are typically open from 9:00 a.m. to 11:00 p.m., with a total of 135 "employee hours" required on all but a few of the busiest weeks of the year.

     All stores use a Ketec anti-theft security system, with all merchandise inventories labeled to deter pilferage. Stores record rental and sale transactions on a personal computer which uses an off-the-shelf point-of-sale video inventory management system. Each store has a telephone modem which is programmed to down load rental and sales information daily to the Company headquarters, where the data is processed to provide inventory tracking, employee performance, and financial statements to management.

     Each BlowOut Video store has in inventory an average of 3,500 cassettes held for rental. Rental rates are based upon a tiered system:
(i) "new releases" are rented at rates ranging from $2.50 to $3.00 for two days, (ii) "catalogue" items are rented at a rate of $1.50 for five days, and (iii) "children's" videos are rented at rates ranging from $0.98 to $1.50 for five days, subject to adjustment for local conditions. After 60 days, some of the cassettes may be made available for sale as "previously viewed" at prices ranging from $3.88 to $14.95. The Company promotes sales by advertising, principally through local newspapers and promotional techniques such as selecting one to three of the most popular titles each year and guaranteeing the availability of such titles or the customer's ability to rent any other video in stock for free. Although the Company is affected somewhat by seasonal fluctuations in the release of home video titles, customer traffic patterns in host stores and weather conditions, the Company does not believe that the video retail industry is seasonal in any material respect.

SUPPLIERS

     Orders for merchandise are placed to Star Video Entertainment L.P. ("Star Video"), for traditional rental and new sale videocassettes, and Rentrak for Rentrak's "pay per transaction" system (the "PPT System") rental cassettes, games, and CD/ROMs. Used cassettes are purchased from a number of vendors. The Company believes it could replace any of these suppliers, except Rentrak, with suppliers whose pricing and availability would be comparable. The Company directs virtually all of its suppliers of merchandise, supplies, and fixtures to deliver the material directly to each of its retail locations. In the past and currently, the Company has purchased videocassettes from various suppliers other than Rentrak including Ingram, Funatics and Movies 4 Sale. The Company does not have any long-term contracts with any videocassette suppliers other than Rentrak and Star Video.

     On  July  22,  1996,  the  Company entered into an agreement with Star
Video (the "Star Video Agreement") to provide the Company with videocassettes for rental and sale and with video games for sale. Star Video paid off the balance of a promissory note in the amount of $240,974.75 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company is obligated to pay Star Video $120,487.37 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's primary supplier of new videocassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or (ii) repayment of such promissory note. This promissory note is secured by a guaranty of Rentrak. In addition, to secure all amounts owed under the Star Video Agreement, the Company has granted to Star Video a first priority security interest in all of the Company's existing inventory, which security interest Star Video will release, in exchange for a subordinated security interest on such inventory upon (i) consummation of any secured financing, and (ii) the Company being current in its payments to Star Video under the Star Video Agreement at such time.

     Under the PPT System, the Company leases videocassettes from Rentrak under a revenue-sharing arrangement. Pursuant to this arrangement, the Company pays a fixed "handling fee" for each cassette leased from Rentrak and a "transaction fee" each time a cassette is rented.

     At December 31, 1996, BlowOut had three videocassette distributors who supplied 29.5%, 26.0% and 15.7% of total tape purchases. No other distributors provided more than 10% of the total tape purchases for fiscal 1996.

DEPENDENCE ON HOST STORES

     The Company is highly dependent on its relationships with its host stores, particularly its relationships with Wal-Mart and Kmart, in whose stores currently 94% of the Company's outlets are located. There can be no assurance that the host stores will open additional stores in locations which are commercially viable for retail video operations, or that the number of future stores opened by the host stores will meet the Company's expansion plans. Any host store could change its development or operation plans at any time. The Company's management believes that the strategy of both Wal-Mart and Kmart is to have more than one vendor operating "store within a store" video rental and sales outlets. For example, Wal-Mart has leased space in certain Wal-Mart stores to Blockbuster Video. The Company has an exclusive arrangement to operate video retail outlets in Ralphs. There can be no assurance that host stores will not operate their own video rental and sale outlets.

     The Company is party to master leases with Wal-Mart and Kmart, respectively, for its stores. The Wal-Mart master lease expires on November 18, 1999 and the Kmart master lease expires on September 20, 1999. Each of these master leases provides for an initial five-year term for each new store, with an additional five-year optional renewal term. Either party to the Wal-Mart and Kmart leases can elect to close stores which fail to generate a minimum level of revenues. Although there currently are stores operated by the Company in both Wal-Mart and Kmart locations that are not performing at such minimum levels, neither Wal-Mart nor Kmart has exercised its right to close such stores. However, the Company elected to close 27 stores (consisting of 23 stores in Wal-Marts and four stores in Kmart) in 1996. The Company closed an additional nine stores, located primarily in Kmart, in early 1997 and has given Kmart notice of its intention to close two additional under-performing stores in or before August 1997. The Company has no exclusive right to open stores in Wal-Mart and Kmart stores and no control over the geographic area or market in which the new stores will be located. The master leases also allow Wal-Mart or Kmart, under certain conditions, to restrict the ability of the Company to sell videocassette titles which are being sold in particular Wal-Mart or Kmart stores, respectively. There can be no assurance that the Company will be able to operate stores within either Wal-Mart or Kmart stores for any period of time following the terms provided in the master leases. Furthermore, although the Company plans to seek to open video retail outlets in other mass retail and grocery stores, if either Wal-Mart or Kmart terminates its relationship with the Company, there can be no assurance that the Company could find a suitable local, regional or national retail mass merchant with sufficient stores to support its "store within a store" retail concept.

COMPETITION

     The videocassette rental and sales industry is highly competitive, with numerous national, regional and local video store operators. Competitors such as Blockbuster Video have substantially greater financial resources and marketing capabilities than those of the Company. The Company believes that Wal-Mart has entered into an agreement with Blockbuster Video to operate video "store within a store" outlets in certain SuperCenters. Because a majority of the Wal-Mart and Kmart stores in which the Company operates are located in rural areas, the video operations also face competition from other supermarket rental operations, a growing segment of the business. In addition, the Company competes with a number of other leisure and retail entertainment providers, including television, movie theaters, bowling alleys and sporting events.
     In addition to the direct competition from video retailers described above, the Company faces indirect competition from alternative delivery technologies which are intended to provide video entertainment directly to the consumer. These technologies include: (i) direct broadcast satellite transmission systems, which broadcast movies in digital form direct from satellites to small antennas in the home; (ii) cable systems, which may transmit digital format movies to the home over cable systems employing fiber optic technology; and (iii) pay cable television systems, which may employ digital data compression techniques to increase the number of channels available and hence the number of movies which can be transmitted. Another source of indirect competition comes from program suppliers releasing titles intended for "sell- through" rather than rental to consumers at prices of approximately $10 to $30 per videocassette. To date, such "sell-through" pricing has generally been limited to certain newly released hit titles with wide general family appeal. As the Company's business is dependent upon the existence of a home video rental market, a substantial shift in the video business to alternative technologies or "sell-through" policies could have a material adverse effect on the Company's future operations. Such growth in sell-through video tapes has been influenced, in part, by sales from discount merchants, including Wal-Mart.

MARKETING AND ADVERTISING

     With advertising credits and market development funds that it receives from its video suppliers and movie studios, the Company uses radio advertising, direct mail, newspaper advertising, discount coupons and promotional materials to promote new releases, its video stores and its tradename. Using copy prepared by the Company and Star Video, advertising is primarily placed by the distributor. Expenditures for marketing and advertising above the amount of the Company's advertising credits from its suppliers and movie studios have been minimal. The Company anticipates that marketing and advertising expenditures, net of credits from its suppliers and allowances from movie studios, will remain minimal in fiscal 1997. The Company also benefits from the advertising and marketing by studios and theatres in connection with their efforts to promote films and increase box office revenues.

GOVERNMENT REGULATION

     The Company is subject to various federal, state and local laws, including the Federal Videotape Privacy Protection Act and similar state laws that govern the disclosure and destruction of video rental records. The Company also must comply with various regulations affecting its business, including state and local licensing, zoning, land use, construction and environmental regulations.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 266 persons full-time and 820 persons part-time. None of the Company's employees is covered by a collective bargaining agreement; however, in three Ralphs locations, all non-management employees will be part of a collective bargaining agreement. The Company does not expect to have more than three employees subject to this agreement. The Company provides medical insurance and other benefits for eligible employees. The Company generally considers its relationships with its employees to be good.

     The Company's Board of Directors approved an Employee Stock Purchase Plan. This plan authorizes up to 200,000 shares of common stock to be issued to its full-time employees and directors. Under the terms of this plan, employees can choose each year to have up to 10% of their annual total compensation withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the prevailing market price. The effective date of this plan is January 1, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are:

           Name            Age        Position with the Company       OFFICER OF
                                                                  THE COMPANY Since
Steve Berns                38         President                     1992
Karl D. Wetzel             48         Chief Financial Officer       1996
Harold Heyer               37         Vice President of Operations  1995

     STEVE BERNS. Mr. Berns has been president of the Company since its inception in July 1992, and has been a director of the Company since March 21, 1996. Mr. Berns was President of RKO Warner from 1986 to 1992, during which period RKO Warner grew into the largest video retailer in the New York/New Jersey market and one of the largest video retailers in the United States. From 1979 until 1986, Mr. Berns held various positions with Video Shack, eventually becoming its executive vice president of operations prior to its acquisition by RKO Warner. From 1990 to 1992, Mr. Berns also served as a member of the Board of Directors of the Video Software Dealers Association.

     KARL D. WETZEL. Mr. Wetzel has served as Chief Financial Officer of the Company since February 1, 1996. He served as Chief Accounting Officer of Rentrak from February 1, 1995 until February 1, 1996. From June 1, 1991 until February 1, 1995, Mr. Wetzel served as Vice President of Finance and Chief Financial Officer of Rentrak. Prior to joining Rentrak in February of 1990, Mr. Wetzel was Vice President of Finance and Chief Financial Officer for Safeguard Security Systems, Inc.

     HAROLD HEYER. Mr. Heyer has served as Vice President of Operations of the Company since September 1995. From 1994 through August 31, 1995, Mr. Heyer served as vice president of sales and retail operations for SCE where he managed the growth of SCE to 70 units inside Wal-Mart and Kmart. From 1982 until 1994, Mr. Heyer served in a number of management positions with SuperClub, Blockbuster and Major Video. Prior thereto, he served as general manager of Video 22, a six-store video specialty chain.

     The Company entered into an amended and restated employment agreement dated as of March 1, 1996 and amended as of November 4, 1996 (the "Berns Agreement") with Steve Berns, pursuant to which Mr Berns is to serve as President of the Company until October 31, 1999, or until otherwise terminated pursuant to the terms thereof. During the term of the Agreement, Mr. Berns is to receive a base annual salary of $150,000 (the "Berns Base Salary"). The Berns Base Salary adjusts automatically each October 1 to give effect to the Consumer Price Index. The Berns Agreement provides that the Company may pay Mr. Berns a bonus or other additional compensation above the Berns Base Salary at its discretion. A mandatory bonus of $100,000 was paid to Mr. Berns in connection with the spin-off of the Company from Rentrak. Under the Berns Agreement, the Company provides Mr. Berns with vacation and holiday pay, medical and life insurance under the Company's then-current terms, and a car allowance of $500 per month; and the Company reimbursed Mr. Berns for expenses for relocating to Portland, Oregon.

     The Berns Agreement may be terminated with cause by either the Company or Mr. Berns upon 30 days' written notice to the other party. If termination is due to Mr. Berns' death or disability, the Company will pay a lump sum severance payment of an amount equal to the Berns Base Salary accrued through and including the date of termination. If termination is by the Company other than for cause or death or disability of Mr. Berns, the Company will pay him severance payments in an amount equal to six months of the annual Berns Base Salary, subject to demonstration by Mr. Berns that he is using his best efforts to find other employment. The Agreement also contains a nonsolicitation covenant and agreement not to disclose confidential information. On October 26, 1995, Mr. Berns and the Company entered into a non-competition agreement, which was subsequently amended on December 12, 1995. Under such agreement, during the period of his employment with the Company, and for 24 months thereafter, Mr. Berns will not engage in any business involving video store departments which are inside either mass market or grocery retailers anywhere in the United States or other geographical area where the Company conducts its business or sells or distributes its products or services.

     Effective February 1, 1996 and amended as of November 4, 1996, the Company entered into an employment agreement with Karl Wetzel, pursuant to which Mr. Wetzel is to serve as Chief Financial Officer of the Company until January 31, 1999 or until otherwise terminated pursuant to the terms thereof (the "Wetzel Agreement"). During the term of the Wetzel Agreement, Mr. Wetzel is to receive a base annual salary of $100,000 (the "Wetzel Base Salary"). The Company has agreed to review the Wetzel Base Salary on May 1 of each year and may, at such time and in its discretion, increase the Wetzel Base Salary. The Wetzel Agreement further provides that Mr. Wetzel will participate in any bonus plan adopted by the Company, including any cash bonus pools established by the Company from time to time for its corporate executives. The Wetzel Agreement also requires the Company to pay Mr. Wetzel a severance payment of an amount equal to the Wetzel Base Salary accrued through and including the date of termination if Mr. Wetzel's employment is terminated due to his death or disability. If termination is by the Company other than for cause or Mr. Wetzel's death or disability, the Company will pay him severance payments in an amount equal to six months of the annual Wetzel Base Salary, subject to the demonstration by Mr. Wetzel that he is using his best efforts to find other employment. Pursuant to the Wetzel Agreement, Mr. Wetzel and the Company entered into a non-competition agreement pursuant to which during the period of his employment with the Company, and for 24 months thereafter, Mr. Wetzel will not engage in any business involving video store departments which are inside either mass market or grocery retailers anywhere in the United States or other geographical area where the Company conducts its business or sells or distributes its products or services.

     Effective April 22, 1996 and amended as of November 4, 1996, the Company entered into an employment agreement (the "Heyer Agreement") with Harold Heyer, pursuant to which Mr. Heyer is to serve as Vice President of Operations of the Company until August 30, 1998 or until otherwise terminated pursuant to the terms thereof. During the term of the Heyer Agreement, Mr. Heyer receives an annual base salary of $90,000 (the "Heyer Base Salary"). The Company reimbursed Mr. Heyer for expenses in relocating to Portland, Oregon in the amount of $30,000. The Company has agreed to employ Mr. Heyer for at least 12 months following his relocation to Portland, Oregon, or, if Mr. Heyer is involuntarily terminated within such 12-month period, but not for cause, the Company will pay Mr. Heyer an amount equal to 90 days of the Heyer Base Salary. If Mr. Heyer's employment is terminated due to Mr. Heyer's death or disability, the Company will pay Mr. Heyer a lump sum severance payment in an amount equal to the Heyer Base Salary accrued through and including the date of termination. If, within two years after a Change of Control (as defined in the Heyer Agreement), termination is by the Company without cause or by Mr. Heyer for Good Reason (as defined in the Heyer Agreement), the Company shall pay Mr. Heyer a lump sum payment in an amount equal to the lesser of
(i) the Heyer Base Salary through August 30, 1998, or (ii) six-months of the Heyer Base Salary. If termination is by the Company other than for cause or Mr. Heyer's death or disability, the Company will pay him severance payments in an amount equal to six months of the annual Heyer Base Salary, subject to the demonstration by Mr. Heyer that he is using his best efforts to find other employment, and further subject to reduction by the amount of remuneration in any form received from such other employment during such six-month period. The Heyer Agreement also contains Mr. Heyer's agreement not to disclose confidential information and a non-competition agreement, pursuant to which, during the period of his employment with the Company and for 24 months thereafter, Mr. Heyer will not engage in any business (i) involving the revenue sharing method of wholesale distribution of home videocassettes, (ii) which is substantially similar to leased store video operations, or (iii) which competes with any business then engaged in by the Company or its affiliates any where in the United States or other geographical area where the Company conducts its business or sells or distributes its products or services.


ITEM 2 - PROPERTIES

STORE LEASES

     The Company leases space for each of its BlowOut Video stores pursuant to various master leases. The following summaries set forth the material terms of such master leases.

     WAL-MART. In January 1993, the Company entered into a non-exclusive master lease with Wal-Mart, which was amended on May 15, 1995 and May 14, 1996 (as amended, the "Wal-Mart Master Lease"), under which the Company, as it opens each store, executes a standard lease with Wal-Mart. Each such lease is for a five-year period, with one option to renew for an additional five-year period. Rent is calculated as a percentage of revenues generated by the store. The Company is also liable for its pro rata share of real estate taxes. If the volume of gross sales from a given store that has been opened at least 12 months is less than a predetermined amount in any consecutive 12-month period, either the Company or Wal-Mart, on 60 days' written notice to the other, may terminate the standard lease with respect to the store. In 1996, the Company exercised its option to close 23 stores in Wal-Mart Stores for failure to achieve minimum sales volume. No stores have been closed at the election of Wal-Mart.

     KMART. Effective September 21, 1994, the Company entered into a non-exclusive master sublease agreement with Kmart, which was amended on April 1, 1995 and January 21, 1996 (as amended, the "Kmart Master Lease"), under which the Company, as it opens each store, executes a rider for a specified term with Kmart. The Kmart Master Lease has a term of five years, with one option to renew for an additional five-year term. The Company pays an annual minimum rent of $3.75 per square foot, and additional rent calculated as a percentage of gross revenues. If the volume of annual gross revenues from a given store that has been open at least 12 months is less than certain predetermined amounts, either the Company or K-Mart may, on written notice to the other within 180 days following the anniversary date of that store's rider, terminate the lease with respect to that store. The Company opened three new stores under the Kmart Master Lease in fiscal 1996 and opened one new store under the Kmart Master Lease in January 1997. The Company exercised its option to close four stores in Kmart in fiscal 1996 and seven stores in Kmart in January and February 1997 for failure to achieve minimum sales volume, and gave Kmart notice of its intention to close two additional under-performing stores in or before August 1997. No stores have been closed at the election of Kmart.

     RALPHS. The Company entered into a master license agreement with Ralphs ("Ralphs Master License") effective May 1, 1995, pursuant to which the Company has the right to operate retail video sales and rental departments in Ralphs at locations to be agreed upon by both parties. The Ralphs Master License has a term of four years with respect to each location commencing on the date such location opens for business. The Agreement may be renewed for two successive three-year periods for a given location provided that such location realizes a predetermined level of revenues. The Company pays a license fee to Ralphs calculated as a percentage of gross revenues received in a given four-week period. The Company has agreed not to operate a video store in any retail outlet (including Wal-Mart SuperCenters and Super Kmart Centers) within a three-mile radius of a Ralphs store in which the Company is operating a video department. The Company has a right of first refusal to operate a video store in all Ralphs locations. Ralphs has the right, subject to the Company's right of first refusal, to lease space to another video rental operation having a separate entrance. Upon 60 days' written notice and payment to the Company of a predetermined termination fee, Ralphs may terminate the Ralphs Master License. Ralphs may also terminate the Ralphs Master License if the Company fails to meet minimum revenue levels. As of December 31, 1996, to the best of its knowledge, the Company has met such minimum revenue levels. The Company may terminate the Ralphs Master License on 60 days' written notice. There has been no such termination of the Ralphs Master License to date.

EXECUTIVE OFFICES AND WAREHOUSE SPACE

     The Company subleases from Rentrak office space in Rentrak's new headquarters under a sublease having a 10-year term and providing for rent of approximately $7,100 per month for the first five years, and approximately $7,650 per month for the last five years. The Company's Board of Directors believes these rental terms to be competitive with those in the Portland, Oregon rental market.

     The Company currently sublets approximately 12,800 square feet of warehouse space at Rentrak's Wilmington, Ohio warehouse for approximately $4,000 per month.


ITEM 3 - LEGAL PROCEEDINGS

     None.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


                              PART II

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS

TRADING AND SHAREHOLDER INFORMATION

     The Company has been listed on the NASDAQ Small Cap Market system under the symbol "BLWT" since November 19, 1996. The high and low bids, as quoted on the NASDAQ Small Cap Market system, for the period from November 19, 1996 through December 31, 1996 were 5 and 1 7/8. Such quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The bid price per share quoted on the NASDAQ Small Cap market on March 14, 1997 was $1 7/8.

     At March 14, 1997, there were 2,433,330 shares of the Company's Common Stock issued and outstanding which were held by 379 holders of record.

DIVIDENDS

     The Company's dividend policy will be established by the Company's Board of Directors from time to time based on the results of operations and financial condition of the Company, such other business considerations as the Company's Board of Directors deems relevant, and the restrictions and limitations imposed under financing documents binding upon the Company, including a restriction on dividends contained in the CBC line of credit. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The Company currently intends to retain earnings, if any, for use in the operation and expansion of its business and, therefore, does not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 30, 1996, each of Mr. Bill LeVine and Culture Convenience Club, Ltd. ("CCC") converted individually held $1.0 million principal amount notes (the "Notes") made by the Company into 121,789 shares (or $8.21 per share) of Common Stock. Mr LeVine and Mr. Muneaki Masuda, Chairman and principal shareholder of CCC, are directors of the Company and of Rentrak. The price per share was arrived at through the Company's negotiations in March 1996 with Mr. LeVine and CCC, and agreed upon by those parties in March and April 1996. The converted Notes were originally issued in March and April 1996 to evidence sums advanced to the Company by Mr. LeVine and CCC, accrued interest at the rate of 9% per annum, were convertible into shares of Common Stock, and had a maturity date of August 31, 1997.

     Payment under the Notes at the maturity date was guaranteed by Rentrak, with any payment under the guaranty subject to a 20% premium. At its option, Rentrak had the right to repay the Notes in cash or, subject to certain conditions, in shares of Rentrak common stock or in a combination of cash and shares of Rentrak common stock. In connection with the conversion of the Notes into shares of Common Stock, the Note holders released Rentrak of its obligations under this guaranty. Similarly, the Company has been released of its undertaking to issue warrants to purchase Common Stock to the Note holders under specified circumstances that did not occur.

     On August 30, 1996, CCC purchased from the Company for $2.98 million a
total  of  362,931  shares  of  Common   Stock   at  a  purchase  price  of
approximately $8.21 per share.

     None of the shares of Common Stock issued to Mr. LeVine and CCC, as described in the preceding paragraphs, are registered and such shares are subject to usual and customary restrictions on transferability. However, Mr. LeVine and CCC have been granted rights to demand registration of the shares of Common Stock owned by them, and Mr. LeVine and CCC have advised the Company that they will be exercising their right to register their shares of Common Stock.


ITEM 6 - SELECTED FINANCIAL DATA

     The financial and operating data set forth herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Financial Statements, including the Notes thereto, and other financial data included elsewhere herein. On October 9, 1996, the Board of Directors of the Company authorized a 1.01491-for-1 stock split of the Company's Common Stock, effected as a stock dividend. Share and per share data set forth on this Table give effect to such split.


                        BLOWOUT ENTERTAINMENT, INC.

                                         AS OF AND FOR THE YEAR ENDED
                                           DECEMBER 31 (1)
                                       1996                1995              1994           1993           1992
STATEMENT OF OPERATIONS
DATA
Net Revenues:
   Rental                              $23,261          $ 7,689          $ 1,115          $  467        $     0
  Product Sales                          7,088            3,030              178              69              0
    Total Net Revenue                   30,349           10,719            1,293             536              0
   Cost of Sales                        14,291            5,220              563             281              0
   Gross Margin                         16,058            5,499              730             255              0
  Operating Expenses                    17,618            6,275              852             632              0
  Selling and Administrative             3,637            3,278              309             329            206
  Other Income (Expense)                (1,268)            (398)            (251)           (105)             0
  Interest Expense                        (790)            (533)            (162)            (51)             0
   Net Loss                            $(7,255)         $(4,985)        $   (844)         $ (862)        $ (206)
  Net Loss Per Common
   Share                               $ (3.60)         $ (3.41)        $  (0.93)        $ (0.95)        $(0.45)
  Weighted Average Shares
   Outstanding                           2,014            1,464              913             913            457
BALANCE SHEET DATA
   Working Capital (Deficit)           $(4,643)         $  (823)        $   (415)        $    97         $  217
  Total Assets                          20,573           18,536              893           1,201            383
  Long-term Debt                         4,286            3,441            1,375           1,120              0
  Stockholders' Equity                   7,820           10,095           (1,038)           (194)           319
  (Deficit)


(1) The selected data as of and for the years ended December 31, 1993, 1994, 1995 and 1996 are derived from the audited financial statements of the Company. Results for such years are not comparable because of the Company's acquisitions and store expansions that occurred in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "History of the Company."


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results for the years ended December
31, 1996 and 1995 are set forth in the following table:

                                    1996 by Quarter
               First          Second         Third         Fourth         Total
Revenues       $6,881,592     $7,269,289     $7,934,260    $8,264,043     $30,349,184
(Loss) from    (1,515,326)      (920,664)      (666,245)   (2,094,826)     (5,197,061)
  operations
Net (loss)     (1,593,549)    (1,012,947)    (1,739,351)   (2,908,957)     (7,254,804)

                                         1995 by Quarter
               First          Second         Third         Fourth          Total
Revenues       $330,481       $926,251       $3,113,682    $6,348,075      $10,718,489
(Loss) from    (167,209)      (724,255)        (911,997)   (2,250,290)     (4,053,751)
  operations
Net (loss)     (133,452)      (744,670)        (967,330)   (3,139,222)     (4,984,674)

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Financial Statements and the Notes thereto. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto.

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

     During 1995, the Company experienced accelerated growth in retail stores and revenue, primarily through (i) the Company's acquisition on May 26, 1995, of a controlling interest in E-1, a company whose primary business was the operation of retail video outlets in Wal-Mart SuperCenters,
(ii) the Company's acquisition on August 31, 1995 of the SCE Business, and (iii) new store openings in Wal-Mart SuperCenters and, to a lesser extent, in Super Kmart Centers and Ralphs. Because of acquisitions and store openings, comparisons among the years ended December 31, 1994, 1995 and 1996 are not meaningful. At year end 1996, the Company's store within a store retail video operations consisted of 153 stores located in Wal-Mart and Wal-Mart SuperCenters, 35 stores located in Super Kmart Centers, six stores located in Ralphs grocery stores and six stores located in Food 4 Less.

     The Company's revenue consists of rental revenue and product sales. Rental revenue includes rental of pre-recorded videocassettes, video games and computer games and programs on CD-ROMs. Product sales are derived from sale of prerecorded videocassettes and excess rental inventory.

     The following table sets forth the number of stores open for at least 12 months and average rental revenue for such stores for each of the fiscal years ended December 31, 1994 through 1996.

                                            Fiscal Year Ended December 31
                                       1996                 1995                   1994
No. of Stores open 12 months            130                    3                     4
Average rental revenue             $129,440            $ 206,387             $ 114,640
Average product sales              $ 39,442            $  61,648            $   17,505
Average total revenue              $168,882            $ 268,035             $ 132,145

     Average rental and sales revenue decreased from year ended December 31, 1995 compared to the year ended
December 31, 1996 due to two different elements of the Company's business. The three stores operated during the year ended December 31, 1995 are located in high-end grocery stores located in Southern California and have been under the Company's management since inception. Substantially all of the 130 stores operated during the year ended December 31, 1996 are located in Wal-Mart and Kmart SuperCenters in mid-size to smaller communities, the majority of which were acquired by the Company. Accordingly, the Company believes that the average revenue data for the year ended December 31, 1996 is more indicative of the Company's current and future activities than is the average revenue data for preceding accounting periods.

     The Company acquires videocassettes using two types of supplier arrangements: purchase and revenue-sharing under the PPT System. Videocassettes purchased for basic stock rental are stated at cost and amortized over 36 months with a provision for a $6 salvage value. New release videocassettes purchased for more than $20 per cassette are amortized to a value of $15 per cassette over the first four months then to a $6 salvage value over the next 32 months. New release videocassettes purchased for less than $20 per cassette are amortized to $8 per cassette over the first four months, and to a $6 salvage value over the next 32 months. All cassettes are amortized on a straight-line basis.

     Since 1993, the Company has obtained a significant amount of its new release titles through Rentrak under the PPT System. Under this system, Rentrak provides to the Company videocassettes released by certain studios. The Company pays a handling fee ($8 to $10) for each videocassette. During the revenue-sharing period, which does not exceed two years, the studio owns the videocassette, and the rental revenue is shared by the studio, Rentrak and the Company on a predetermined basis. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak and the studio on a predetermined basis. At the end of the revenue-sharing period for a title, the Company may purchase remaining copies of that title in the Company's inventory, generally for less than $5 per videocassette. The handling fee per videocassette is amortized on a straight-line basis over 36 months to a $6 salvage value. The cost of videocassettes purchased at the end of the revenue-sharing period is expensed at the time such cost is incurred. Revenue-sharing payments are expensed when incurred.

     As a result of the acquisitions of E-1 and the SCE Business, the Company recorded approximately $5.1 million in intangibles which are being amortized over 10 to 15 years. The amortization expense is expected to be approximately $.5 million per year.

     RESULTS OF OPERATIONS. The following table sets forth for the period indicated (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

STATEMENT OF OPERATING DATA: Year Ended  Year Ended   Year Ended  Percentage     Percentage
                              12/31/96    12/31/95     12/31/94    Change in      Change in
                                                                  Dollar Amount  Dollar Amount
                                                                  from 1995 to   from 1994 to
                                                                  1996           1995
Rental revenue                76.6%         71.7%       86.3%     202.5%         589.4%
Product sales                 23.4          28.3        13.7      134.0         1606.2
     Total revenue           100.0         100.0       100.0      183.1          729.1
Cost of product sales         47.1          48.7        43.6      173.8          827.2
     and rental revenue
operating expenses            58.0          58.6        65.9      180.8          636.5
Selling, general and          12.0          30.6        23.9       11.0          960.8
administrative
Loss from operations          (17.1%)       (37.8%)    (33.4%)    (28.2%)        837.4%
Number of stores open at
end of period                  200           157            7             ---             ---

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED
DECEMBER 31, 1995

     The audited consolidated financial statements of the Company included elsewhere in this Form 10-K include the results of operations of the Company for each of the three years prior to December 31, 1996. The Company opened its first "store within a store" outlet in January 1993. For the year ended December 31, 1994, the Company's results of operations included the operation of the seven retail video outlets in grocery stores which were open for the entire year. For the year ended December 31, 1995, the Company's results of operations included (i) the operations of the Company's retail video outlets in grocery stores, (ii) the operations of E-1 for the seven-month period ended December 31, 1995 and (iii) the SCE Business for the four-month period ended December 31, 1995. For the year ended December 31, 1996, the operations were included for the entire year plus the opening of 70 new stores and the closing of 27 under-performing stores. Because of acquisitions and store openings, comparisons among the years ended December 31, 1994, 1995 and 1996 are not meaningful.

     REVENUE. Total Revenue for fiscal year 1996 increased $19.6 million, or 183.3%, to $30.3 from $10.7 million for fiscal year 1995. The increase resulted from an increase in the number of stores in operation, from 157 at December 31, 1995 to 200 at December 31, 1996, as well as a full year of operations for stores acquired or opened in 1995. During fiscal year 1996, the Company opened 70 stores and closed 27 under-performing locations. As a percentage of revenues, product sales decreased from 28.3% in 1995 to 23.4% in 1996. It is expected that the mix of product rental to product sales will remain relatively constant in fiscal 1997.

     COST OF PRODUCT SALES AND RENTAL REVENUE. Cost of product sales and rental revenue decreased from 48.7% of revenue for fiscal 1995 to 47.1% of revenue for fiscal 1996, a 1.6% improvement, while cost measured in dollars increased from $5.2 million to $14.3 million. The variation resulted primarily from the significant increase in the number of stores in operation as well as a full year of operations for stores acquired or opened in 1995.

     OPERATING EXPENSE. As a percentage of revenue, operating expenses remained relatively level in fiscal 1996 in comparison to fiscal 1995. Operating expenses increased from $6.3 million, or 58.6% of revenue, for fiscal 1995, to $17.6 million, or 58.0% of revenue, for fiscal 1996. The primary components of operating expenses include compensation, occupancy and fixed asset depreciation. The increase in the amount of operating expenses is directly related to the opening of new stores and the inclusion of the stores from E-1 and SCE for a full year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $3.3 million, or 30.6% of revenue, for fiscal year 1995, to $3.6 million, or 12.0% of revenue, for fiscal year 1996. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the consolidation of functions of the separate corporate staffs of the Company, E-1, and SCE. The corporate functions were consolidated in Portland, Oregon by March 31, 1996 with all duplicate functions eliminated by June 30, 1996. The decrease as a percentage of revenue is also attributable to revenue growing at a much faster pace than overhead.

     NET NONOPERATING EXPENSES. Net nonoperating expenses increased from $0.9 million, or 8.7% of revenue, for fiscal
1995, to $2.1 million, or 6.8% of revenue, for fiscal 1996.
The increase is primarily attributable to incurring significant one-time costs related to the spin-off of the Company from Rentrak and an increase in interest expense.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER
31, 1994

     The audited consolidated financial statements of the Company included elsewhere in this report include the results of operations of the Company for each of the two years in the period ended December 31, 1995. The Company opened its first "store within a store" outlet in January 1993. For the year ended December 31, 1994, the Company's results of operations included the operation of the seven retail video outlets in grocery stores which were open for the entire year. For the year ended December 31, 1995, the Company's results of operations included (i) the operations of the Company's retail video outlets in grocery stores, (ii) the operations of E-1 for the seven-month period ended December 31, 1995 and (iii) the SCE Business for the four-month period ended December 31, 1995. Because of acquisitions and store openings, comparisons among the years ended December 31, 1994 and 1995 are not meaningful.
     REVENUE.   Revenue for fiscal year 1995 increased $9.4
million, or 729.1%, to $10.7 from $1.3 million for fiscal year 1994. The increase resulted from an increase in the number of stores in operation, from four at December 31, 1994 to 157 at December 31, 1995, due to the acquisitions of E-1 and the SCE Business. The $10.7 million in 1995 revenue included $6.1 million from E-1 and $3.5 million from the SCE Business.

     COST OF PRODUCT SALES.   Cost of product sales increased
from $0.6 million, or 43.6% of revenue, for fiscal 1994 to $5.2 million, or 48.7% of revenue, for fiscal year 1995. The decrease in gross margin on sales resulted from an increase in product acquisition costs, and increased emphasis of sales from "sell through" products which carry lower margins than rental product. The $5.2 million in fiscal year 1995 cost of sales included $3.1 million from E-1 and $1.7 million from the SCE Business. As a percentage of revenues, product sales increased from 13.7% in 1994 to 28.3% in 1995. The increase in product sales as a percentage of revenues was the result of a deliberate effort by the Company to satisfy consumer demand for previously viewed sales product. Prior to the acquisition of E-1 and SCE in 1995, substantially all marketing efforts were concentrated on video rentals. This shift in revenue mix is not expected to continue on an annual basis.

     OPERATING EXPENSE.   Operating expenses increased from
$0.9 million, or 65.9% of revenue, for fiscal 1994 to $6.3 million, or 58.5% of revenue, for fiscal year 1995. The increase resulted primarily from the significant increase in the number of stores in operation. The primary components of operating expenses include compensation, occupancy and fixed asset depreciation. Depreciation and amortization increased from $0.2 million, or 14.4% of revenue, for fiscal year 1994, to $0.7 million, or 6.8% of revenue, for fiscal year 1995.
The increase was the result of the acquisitions of E-1 and the SCE Business. Also, beginning in May and September 1995, the goodwill acquired from the acquisitions of E-1 and the SCE Business began to be amortized.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling,
general and administrative expenses increased from $0.3 million, or 23.9% of revenue, for fiscal year 1994, to $3.3 million, or 30.6% of revenue, for fiscal year 1995. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the overlapping functions of the separate corporate staffs of the Company, E-1, and SCE. The corporate functions were consolidated in Portland, Oregon by March 31, 1996 with all duplicate functions eliminated by June 30, 1996.

     NET NONOPERATING EXPENSES. Net nonoperating expenses increased from $0.4 million, or 31.9% of revenue, for fiscal year 1994, to $0.9 million, or 8.7% of revenue, for fiscal year 1995. The increase is primarily attributable to the loss on closing a number of the video retail stores and increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are for the opening of new stores. In 1996, the Company funded its operations primarily through cash from operations, advances from Rentrak, the proceeds of the Notes issued to Mr. LeVine and CCC which were converted to equity, an additional equity investment by CCC, and trade credit from suppliers.

     For the year ended December 31, 1996, net cash used in investment activities was $9.5 million, consisting primarily of a $7.6 million net investment in retail inventory and a $2.3 million investment in capital expenditures. During that period, cash provided by operations was $0.4 million and the Company received $2.0 million upon issuance of the Notes and $2.98 million upon issuance of the Common Stock. In August 1996, the Notes were converted into shares of Common Stock representing approximately 10% of the issued and outstanding shares of Common Stock.

     In August 1996, Phoenix Leasing Incorporated ("Phoenix") provided the Company with a credit facility (the "Phoenix Facility") in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the Phoenix Facility bear interest at a fixed rate per annum equal to 14.525%. The proceeds of the Phoenix Facility are to be used to construct and open (including acquisition of inventory) new BlowOut Video stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix Facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix Facility. Under the Phoenix Facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of December 31, 1996, the Company had borrowed approximately $928,000 under the Phoenix Facility. As of March 14, 1997, the Company has borrowed approximately $1.4 million under the Phoenix Facility.

     On September 12, 1996, Coast Business Credit ("CBC") provided the Company with a revolving line of credit (the "CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may only draw up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of December 31, 1996, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $3.4 million. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11% as of December 18, 1996). The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a Default under the CBC Line of Credit, to repurchase the Company's videocassette inventory at specified amounts. As of December 31, 1996, the Company borrowed
approximately $2.2 million under the CBC Line of Credit.   As
of February 28, 1997, the Company borrowed approximately $2.3 million under the CBC Line of Credit.

     On July 22, 1996, the Company entered into the Star Video Agreement with Star Video to provide the Company with videocassettes for rental and sale and with video games for sale. Star Video paid off the balance of a promissory note in the amount of $240,974.75 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company is obligated to pay Star Video $120,487.37 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's exclusive supplier of new videocassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or (ii) repayment of such promissory note.
This promissory note is secured by a guaranty of Rentrak. In addition, to secure all amounts owed under the Star Video Agreement, the Company has granted to Star Video a first priority security interest in all of the Company's existing inventory, which security interest Star Video will release, in exchange for a subordinated security interest on such inventory upon (i) consummation of any secured financing, and
(ii) the Company being current in its payments to Star Video under the Star Video Agreement at such time.

     On August 30, 1996, CCC purchased from the Company for
$2.98 million a total of 362,931 shares of Common Stock at a purchase price of approximately $8.21 per share.

     During 1996, the Company opened 70 stores, primarily in Wal-Mart SuperCenters. The Company does not know the number of new Wal-Mart SuperCenter, Super Kmart Center or Ralphs grocery store locations which will be available to the Company for the opening of video outlets in 1997. Based solely upon discussions with Wal-Mart, management currently believes that it will have the opportunity to open at least 11 new outlets in Wal-Mart SuperCenters and one in a Super Kmart Center in 1997, although there can be no assurance as to the number of locations that Wal-Mart or Kmart will make available to the Company. The Company is aware of one other retailer, Blockbuster Video, which operates "store within a store" video outlets in Wal-Mart stores. The Company currently does not believe that it will be opening a significant number of stores in Super Kmart Centers or Ralphs in 1997.

     During 1996, the Company closed 27 stores which did not meet certain performance levels (consisting of 23 stores in Wal-Mart and 4 stores in Kmart). The Company has closed an additional 9 stores, located primarily in Super Kmart Centers, in early 1997 and has notified Kmart of its intention to close 2 additional under-performing stores by August 1997.

     The Company had cash and cash equivalents of $1.4 million at December 31, 1996 and $0.8 million at January 31, 1997.
The Company expects to meet its short-term liquidity requirements through net cash provided by operations (including the extension of trade credit in which Rentrak has agreed to defer the payment of all invoices which may occur during the normal process of business which are incurred January 1, 1997 through June 30, 1997 until January 1, 1998), cash on hand and advances under the Phoenix Facility and CBC Line of Credit. Management believes that these sources of cash, as well as additional availability under the Phoenix Facility and CBC Line of Credit, will be sufficient to meet its operating needs through February 1998. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video outlets to sustain the Company's recent rates of growth or that funds will be available to satisfy the Company's liquidity needs after February 1998.

     At December 31, 1996, the Company had a working capital deficit of $4.6 million. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of videocassette rental inventory as a noncurrent asset. The Company expects to operate with a working capital deficit as it expands its store base.

IMPACT OF NEW ACCOUNTING STANDARDS

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 became effective for the Company's year ending December 31, 1996. The Company has studied the implications of SFAS 121 and has determined that, it does not have a material impact on the Company's financial condition or results of operations.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for employee purchase rights and stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 disclosures are effective for fiscal years beginning after December 31, 1995.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and report of independent auditors are set forth under Item 14 hereto.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 18, 1996, the Company dismissed its independent accountants, Arthur Andersen LLP ("Arthur
Andersen") upon the recommendation of the Company's Audit
Committee. The decision to change accountants was made to ensure independence, both in appearance and in fact, from Rentrak, the Company's former parent, whose independent accountants are Arthur Andersen.

     Arthur Andersen's reports on the financial statements of the Company for Rentrak for the last two years did not contain adverse opinions or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure during Rentrak's and the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal.

     The Audit Committee of the Board of Directors recommended, and the Board approved, the appointment of Price Waterhouse, LLP. the Company's new accountants and independent auditors effective December 18, 1996. The engagement of Price Waterhouse, LLP for fiscal 1997 is subject to stockholder ratification at the Company's Annual Meeting of Stockholders. If such appointment is not ratified, the Board of Directors will appoint another firm as the Company's accountants and independent auditors for fiscal 1997.


                             PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Information with respect to directors of the Company is incorporated herein by reference to the information under the captions entitled "Board of Directors--Members and Nominees for Election" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

     Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption
"Executive Officers of the Registrant."


ITEM 11 - EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Executive Compensation" and "Board of Directors-- Compensation of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Principal Stockholders" in the Company's Proxy
Statement for the 1997 Annual Meeting of Stockholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Related Party Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of the Stockholders.


                              PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)The response to this section of Item 14 is submitted as a separate section of this report on pages F-1 through F-
     17.

(a)(2)None.

(a)(3)The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-4, are submitted as a separate section of this report.

(b) One current report on Form 8-K was filed during the quarter ended December 31, 1996. The Company filed a Form 8-K on December 26, 1996 to report a change in its certifying accountant from Arthur Andersen to Price Waterhouse, LLP. See also Item 9 above.

(c)  See Item 14(a)(3) above.

(d)  None.

                    ANNUAL REPORT ON FORM 10-K
                           ITEM 14(A)(1)

                       FINANCIAL STATEMENTS

                   YEAR ENDED DECEMBER 31, 1996

                    BLOWOUT ENTERTAINMENT, INC.

                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of BlowOut Entertainment, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of BlowOut Entertainment, Inc. at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Portland, Oregon
February 7, 1997

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To BlowOut Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of BlowOut Entertainment, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlowOut Entertainment, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP

Portland, Oregon,
     May 28, 1996 (except with respect
     to the stock dividend discussed
     in Note 8, as to which the date
     is October 9, 1996)

                                     BLOWOUT ENTERTAINMENT, INC.

                                     CONSOLIDATED BALANCE SHEETS
ASSETS                                              DECEMBER 31,
                                             1996                 1995
CURRENT ASSETS:
  Cash and cash equivalents              $ 1,379,018         $ 2,493,541
  Restricted cash                              --                113,297
  Trade receivables                           62,183              65,585
  Other receivables                          111,922             276,324
  Merchandise inventory                    2,139,259             984,894
  Other current assets                       132,582             244,426

         Total current assets              3,824,964           4,178,067

RENTAL INVENTORY, net                      7,793,416           5,715,093

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net  4,494,933           3,481,308
INTANGIBLE ASSETS, net of accumulated
  amortization of $746,480 and $263,541
  respectively                             4,459,820           4,942,759

OTHER ASSETS                                   --                219,268

         Total assets                   $ 20,573,133        $ 18,536,495

LIABILITIES AND STOCKHOLDERS' EQUITY

                                              1996                 1995

CURRENT LIABILITIES:
  Line of credit                         $ 2,227,153        $    --
  Accounts Payable                         4,342,395           3,278,553
  Accrued liabilities                        998,254           1,217,893
  Accrued payroll                            485,506             178,310
  Current portion of long-term debt          414,451             326,287

         Total current liabilities         8,467,759           5,001,043

LONG-TERM DEBT                             1,021,940             640,789

DEFERRED PAYABLES                          3,263,575           2,800,000

         Total liabilities              $ 12,753,274        $  8,441,832


COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
  Preferred stock ($.01 par value;
   1,000,000 shares authorized;
   no shares issued and
   outstanding
  Common stock ($.01 par value;
   10,000,000 shares authorized;
   2,433,330 and 1,800,000 shares
   issued and outstanding in 1996
   and 1995, respectively)                    24,336              18,000
  Additional paid-in capital              21,947,864          16,974,200
  Accumulated deficit                    (14,152,341)         (6,897,537)
    Total stockholders' equity             7,819,859           10,094,663

    Total liabilities and
     stockholders' equity                 $20,573,133        $ 18,536,495

The accompanying notes are an integral part of this consolidated financial statement.

                                     BLOWOUT ENTERTAINMENT, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,

                                        1996           1995          1994
REVENUE:
 Rental revenue                  $ 23,261,214    $ 7,689,018   $ 1,115,316
 Product and other sales            7,087,970      3,029,471       177,516

                                   30,349,184     10,718,489     1,292,832
OPERATING COSTS AND EXPENSES:
 Cost of rental revenue             9,649,879      3,268,629       408,566
 Cost of product and other sales    4,641,417      1,951,132       154,750
 Operating expenses                 17,617,705     6,274,661       852,208
 Selling, general and administrative 3,637,244     3,277,818       308,813

                                    35,546,245    14,772,240     1,724,337

LOSS FROM OPERATIONS:               (5,197,061)   (4,053,751)     (431,505)

OTHER INCOME (EXPENSE):
 Interest income                        17,115         3,540         --
 Interest expense                     (806,849)     (532,836)     (161,700)
 Other, net                         (1,268,009)     (401,627)     (250,819)

                                    (2,057,743)     (930,923)     (412,519)

LOSS BEFORE INCOME TAXES            (7,254,804)   (4,984,674)     (844,024)

INCOME TAXES                             --            --            --

NET LOSS                          $ (7,254,804) $ (4,984,674)   $ (844,024)

NET LOSS PER COMMON SHARE            $   (3.60)      $ (3.41)     $   (.93)


The accompanying notes are an integral part of this consolidated financial statement.

                                     BLOWOUT ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                            COMMON STOCK      ADDITIONAL   ACCUMULATED      TOTAL
                                               PAID-IN      DEFICIT      STOCKHOLDERS'
                                               CAPITAL                      EQUITY
                                                                          (DEFICIT)
                             SHARES    AMOUNT
BALANCE, December 31, 1993   900,000   $9,000   $ 866,000  $(1,068,839)    $(193,839)
Net loss                       --        --        --         (844,024)     (844,024)
BALANCE, December 31, 1994   900,000    9,000     866,000   (1,912,863)   (1,037,863)
Capital contributed for
   Entertainment One, Inc.
acquisition                  900,000    9,000   4,369,260   --             4,378,260
Capital contributed for
   Supercenter Entertainment
Corporation acquisition        --        --     5,213,125   --             5,213,125
Conversion of borrowings and
   accrued interest due to
parent to equity               --        --     6,525,815   --             6,525,815
Net loss                       --        --        --      (4,984,674)    (4,984,674)
BALANCE, December 31, 1995 1,800,000   18,000  16,974,200  (6,897,537)    10,094,663

Issuance of common stock     357,600    3,576   2,976,424   --             2,980,000
Conversion of debt           240,000    2,400   1,997,600   --             2,000,000
Stock distribution            35,730      360       (360)   --               --
Net loss                       --        --        --      (7,254,804)    (7,254,804)
BALANCE, December 31, 1996 2,433,330  $24,336 $21,947,864 $(14,152,341)   $7,819,859


The accompanying notes are an integral part of this consolidated financial statement.

                                     BLOWOUT ENTERTAINMENT, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              YEAR ENDED DECEMBER 31,

                                          1996         1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $(7,254,804) $(4,984,674) $(844,024)
 Adjustments to reconcile net
 loss to net cash provided
 (used) in operating activities:
   Amortization of videocassette
    rental inventory                     5,514,147    1,528,640    179,293
   Depreciation                          1,169,906      456,293    166,545
   Amortization and write off of
    intangible and other assets            702,207      272,921      --
   Loss from sale of assets                 29,926        --         --
   Changes in assets and liabilities
    accounts, net of effect of
    acquisitions of businesses:
     Restricted cash                       113,297    (113,297)      --
     Receivables, net                      167,804    (270,007)   (12,360)
     Merchandise inventory              (1,154,365)   (886,546)    (3,898)
     Other current assets                  (73,605)   (176,660)       783
     Accounts payable                    1,063,842   1,247,835    (58,343)
     Accrued liabilities                  (219,639)  1,129,831    183,017
     Accrued payroll                       307,196      68,833     (4,903)

     Net cash provided by (used)
     in operating activities               365,912  (1,726,831)  (393,890)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of videocassette tapes,
    net of tapes acquired in
    acquisitions                        (9,967,198) (4,322,348)  (202,545)
   Capital expenditures, net
    of acquisitions                     (2,272,214) (1,012,631)   (10,438)
   Disposals of rental inventory         2,374,728     564,450     30,382
   Disposals of equipment
    and leasehold improvements              88,683     290,554    107,420
   Proceeds from the sale of
     assets held for investment            155,523       --         --
   Cash acquired in Entertainment One,
    Inc. acquisition                         --         64,235      --
   Proceeds from disposal of
    assets acquired in Entertainment
    One, Inc. acquisition                    --      1,099,714      --

   Net cash used in investing activities(9,620,478) (3,316,026)  (75,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt             (523,295)     --          --
 Proceeds from issuance of debt          1,456,185   7,470,236   416,422
 Proceeds from line of credit, net       2,227,153      --          --
 Proceeds from issuance of convertible
  debt                                   2,000,000      --          --
 Proceeds from the issuance of common
  stock                                  2,980,000      --          --

Net cash provided by financing
  activities                             8,140,043   7,470,236   416,422

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    (1,114,523)  2,427,379   (52,649)

CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                  2,493,541      66,162   118,811

CASH AND CASH EQUIVALENTS, END OF YEAR $ 1,379,018 $ 2,493,541  $ 66,162

The accompanying notes are an integral part of this consolidated financial statement.

                                BLOWOUT ENTERTAINMENT, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS, FORMATION OF COMPANY AND SIGNIFICANT ACCOUNTING
POLICIES:

NATURE OF BUSINESS

BlowOut Entertainment, Inc. and subsidiaries (the Company), are engaged in the business of operating "store within a store" retail video outlets which rent and sell motion picture videocassettes, video games, computer games and programs on CD-ROMs in traditional Wal-Mart's, Wal-Mart SuperCenters, Super Kmart Centers, Food 4 Less and Ralph's grocery stores pursuant to individual leases with each retailer. As of December 31, 1996, the Company operated 153 stores in Wal-Mart and Wal-Mart SuperCenters, and 35 stores in Super Kmart Centers and 6 stores in Food 4 Less under the name "BlowOut Video" and 6 stores in Ralph's grocery stores under the name "Videos and More."

FORMATION OF COMPANY

On November 25, 1996, Rentrak Corporation (Rentrak), distributed 1,457,343 shares of BlowOut Entertainment, Inc. stock to holders of Rentrak common stock (the Distribution). Prior to the Distribution, Rentrak held approximately 70% of the Company's stock. The Company expensed the cost of the Distribution as no proceeds were obtained from such Distribution. The Distribution costs approximated $980,000 and are included in other expense per the accompanying consolidated statement of operations.

In the spring of 1996, Rentrak consolidated the businesses and operations of three direct or indirect wholly owned subsidiaries to form the Company. Prior thereto, Rentrak operated its wholly owned "store within a store" retail video outlets through those subsidiaries.

In July 1992, Rentrak formed SVI, Inc. (SVI) to operate "store within a store" retail video outlets. On August 31, 1995, Rentrak formed W-One Incorporated (W-1) and K-One Incorporated (K-1) to facilitate the acquisition of Supercenter Entertainment Corporation (SCE). On the same date, Rentrak acquired the Wal-Mart and Kmart "store within a store" retail video operations from SCE. As part of the acquisition, the leases, pursuant to which SCE operated the Wal-Mart and Kmart stores, were assigned to W-1 and K-1, respectively. Effective September 1, 1995, Rentrak assigned to W-1, as a capital contribution, all of the former SCE assets and liabilities related to the operations of its Wal-Mart stores, and Rentrak assigned to K-1, as a capital contribution, all of the former SCE assets and liabilities related to the operation of its Kmart stores.

To effect the consolidation of the Company, in the spring of 1996 Rentrak contributed all of the outstanding capital stock of W-1 and K-1 to a wholly owned subsidiary of Rentrak, which then contributed the stock of W-1 and K-1 to SVI as a capital contribution. W-1 and K-1 then became wholly owned subsidiaries of SVI. Following this contribution, SVI changed its name to BlowOut Entertainment, Inc. and increased the authorized capital stock to 11,000,000 shares, of which 10,000,000 shares were authorized for issuance as common stock and 1,000,000 shares were authorized for issuance as preferred stock.

Between July 1994 and December 1995, Rentrak and two wholly owned subsidiaries acquired 92.6 percent of the issued and outstanding common stock of Entertainment One, Inc. (E-1), with the remaining 7.4 percent of E-1's common stock being held by persons unrelated to Rentrak.

In May 1996, the Company acquired all of E-1's tangible and intangible assets and assumed all of its liabilities in exchange for shares of its common stock. Following such sale of assets, E-1 dissolved and liquidated its assets pursuant to a Plan of Liquidation that provided for the distribution of the Company shares to Rentrak and the remaining stockholders on a basis such that, as a result, Rentrak and the remaining stockholders, as a group, own 93 percent and 7 percent, respectively, of the issued and outstanding common stock of the Company.

The above reorganization was accounted for as a reorganization of entities under common control, restating the Company's financial statements similar to accounting for a pooling of interests and reflecting the elimination of all intercompany transactions (see Note 2).

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to be consistent with the 1996 presentation. The reclassifications had no effect on previously reported net loss or stockholders' equity.

FINANCING

The Company has obtained financing in the form of a revolving line of credit from Coast Business Credit in the maximum amount of $5 million or an amount not to exceed 80% of eligible rental videocassette tape inventory. The line of credit is due September 12, 1999 and bears interest at the rate of prime plus 2.75%.

In addition the Company has obtained $2 million under two security agreements dated July 23, 1996 from Phoenix Leasing Incorporated. The current borrowings under this agreement total $927,965 payable in equal monthly installments over a five year term. Subsequent to December 31, 1996 the Company entered into agreement to borrow an additional $480,000.

CERTAIN RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximate fair value because of the short maturity of those instruments.

Restricted cash at December 31, 1995 was maintained at South Trust Bank of Alabama, N.A. and represented funds held in escrow. The original balance of $110,000 was deposited in June 1995 and earned interest at a variable rate. The Company withdrew the balance during 1996.

FINANCIAL INSTRUMENTS

A financial instrument is cash or a contract that imposes or conveys, a contractual obligation or right, to deliver, or receive, cash or another financial instrument. The fair value of all material financial instruments approximated their carrying values at December 31, 1996 and 1995.

MERCHANDISE INVENTORY

Merchandise inventories, consisting primarily of previously viewed videocassettes, are stated at the lower of cost or market. Cost is determined using the last three months rolling average of purchases which approximates the first-in, first-out method.

VIDEOCASSETTE RENTAL INVENTORY

Videocassettes purchased for basic stock rental use are stated at cost and amortized straight line over 36 months with a provision for a $6 salvage value. The amortization methods used reflect the anticipated revenue stream.

Since 1992, the Company has obtained new release titles under a revenue sharing agreement with Rentrak. Under this agreement, Rentrak provides the Company with videocassettes released by certain studios. The Company pays and capitalizes a handling fee of $8 to $10 for each videocassette. The handling fee per videocassette is amortized on a straight-line basis over 36 months to a $6 salvage value. During the revenue sharing period, which does not exceed two years, the studio owns the videocassette, and the rental revenue is shared by the studio, Rentrak and the Company on a predetermined basis (see Note 9).

The Company may sell excess copies of a video title obtained from Rentrak and share the sale proceeds with Rentrak and the studio on a predetermined basis. At the end of the revenue sharing period for a title, the Company may purchase remaining copies of that title in the Company's inventory, generally for less than $5 per copy.

At December 31, 1996 and 1995, the Company's videocassette rental inventory consists of:

                                             1996              1995

       Cost                                $13,629,350      $7,152,838
       Less accumulated amortization         5,835,934       1,437,745

       Videocassette rental inventory, net $ 7,793,416      $5,715,093


Amortization expense related to videocassette rental inventory was approximately $5,514,000, $1,528,000 and $179,000 in 1996, 1995 and 1994,
respectively, and is included in operating costs and expenses.

As videocassette rental inventory is sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts and any related gain or loss is recognized through cost of rental and product sales.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of such assets. The following table represents the estimated useful life of each category of fixed asset:

                  Leasehold improvements        10 years
                  Furniture and fixtures       3-5 years

Expenditures for repairs and maintenance are charged to current operations, and costs related to renewals and improvements that add significantly to the useful life of an asset are capitalized. When depreciable properties are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

INTANGIBLE ASSETS

As a result of the SCE and E-1 acquisitions, the Company has recorded intangible assets consisting of goodwill and favorable lease contracts. The goodwill of approximately $1,656,300 is amortized by the straight-line basis over 15 years. The Company believes this useful life is appropriate based on the factors influencing acquisition decisions. These factors include location of stores, profitability and general industry outlook. The favorable lease contract of approximately $3,500,000 is being amortized over the term of the lease, 10 years.

The Company reviews its intangible assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of intangibles, the Company recognizes an impairment loss in an amount necessary to write the intangibles down to fair value as determined from expected discounted future cash flows.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109. Accordingly, deferred income taxes are provided at the current statutory rates for the difference between financial statement and tax basis of assets and liabilities and are classified in the consolidated balance sheet as current or long-term, consistent with the classification of the related asset or liability giving rise to the deferred income taxes.

REVENUE RECOGNITION

Revenue is recognized at the time of rental or sale of the videocassettes.

ADVERTISING EXPENSE

Advertising expense, net of cooperative advertising reimbursements, is expensed when incurred and totaled $571,945, $432,627 and $33,183 for the years ended December 31, 1996, 1995 and 1994, respectively.

STORE OPENING COSTS

Store opening costs, which consist of payroll, advertising and supplies are expensed as incurred.

PER SHARE DATA

Loss per share is computed based on the weighted average number of common and common equivalent shares (if dilutive) outstanding during the periods presented. All per share amounts have been retroactively adjusted for the effect of a 1.01491-for-1 stock dividend approved by the Company's board of directors on October 9, 1996 (see Note 8).

STATEMENT OF CASH FLOWS

The Company made the following cash payments for the years ended December 31:

                                         1996         1995          1994

   Interest                           $ 229,342    $ 44,316       $  --

Noncash investing and financing activities are as follows:

                                         1996         1995          1994

 Acquisition of E-1 as contribution
   from Rentrak                       $   --       $ 4,378,260    $  --
 Acquisition of SCE as contribution
   from Rentrak                           --         5,213,125       --
 Conversion of borrowings and accrued
   interest due to Rentrak to equity      --         6,525,815       --
 Conversion of convertible debt
   to equity                           2,000,000       --            --


2.    ACQUISITIONS:

As noted in Note 1, the Company consolidated the businesses and operations of SVI, SCE, and E-1. This reorganization was accounted for as entities under common control, restating the Company's financial statements similar to accounting for a pooling of interests. Accordingly, the acquisitions of E-1 and SCE by the Company, as described below, are reflected in these financial statements.

E-1 ACQUISITION

On August 31, 1994, the Company acquired 169,230 newly issued shares of common stock of E-1 valued at $338,460 in lieu of a financing fee associated with $1,700,000 of financing provided by the Company to E-1. On December 1, 1994, the Company acquired 500,000 newly issued shares of common stock in E-1 at $2.00 per share. Following the acquisition, the Company owned approximately
9.6 percent of the outstanding shares of E-1. On May 26, 1995, the Company purchased 3,200,000 shares of common stock of E-1 from an E-1 stockholder at $.004 per share. Following the acquisition, the Company owned approximately 57 percent of the outstanding shares of E-1.

In connection with this acquisition, the five "stand-alone" video stores owned by E-1 were sold in June 1995 for approximately $1,100,000. These assets were valued at their net realizable value when allocating the purchase price to the assets acquired and liabilities assumed.

On October 20, 1995, the Company purchased from E-1 $985,591 principal amount of convertible debentures, all of which were converted into 13,798,275 shares of common stock of E-1 on December 15, 1995. Also on December 15, 1995, the Company converted a $2 million line of credit that it had provided to E-1 into 28,000,000 shares of common stock of E-1. Following these transactions, the Company owned 93 percent of the outstanding shares of E-1.

The results of operations of the acquired stores have been included in the results of operations of the Company for the seven-month period ended December 31, 1995.

SCE ACQUISITION

On August 31, 1995, the Company acquired certain assets and assumed certain liabilities of SCE which constituted the Wal-Mart and K-Mart "store within a store" video retail operations of SCE.

The total cost of the SCE acquisition of $5.2 million was provided by issuing 878,000 shares of Rentrak common stock with an aggregate market value of approximately $5.2 million.

The results of operations of the acquired stores are included in the results of operations of the Company for the four-month period ended December 31, 1995.

The purchase method of accounting was used to record both the E-1 and SCE acquisitions.

The following table presents the unaudited pro forma results of operations for the years ended December 31, 1995 as if the E-1 acquisition and the SCE acquisition had occurred at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.

                                          YEAR ENDED DECEMBER 31,

                                                (Unaudited)
                                         1995                1994

       Revenue                       $17,727,476          $6,092,995
       Net loss                       (8,255,722)         (4,384,855)
       Net loss per common share           (4.52)              (2.44)


3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements as of December 31, 1996 and 1995, consist of:

                                         1996                1995

       Leasehold improvements        $ 209,553           $ 241,678
       Furniture, fixtures and
        computers                    5,846,781           3,734,445

       TOTAL                         6,056,334           3,976,123
       Less accumulated depreciation(1,561,401)           (494,815)

       Equipment and leasehold
        improvements, net          $ 4,494,933         $ 3,481,308

Maintenance and repair expenditures are expensed as incurred. Depreciation and amortization expense related to property and equipment was $1,169,906, $456,293 and $166,545 in 1996, 1995 and 1994, respectively.


4.  LINE OF CREDIT

At December 31, 1996, the Company had a $5,000,000 line of credit with Coast Business Credit. Borrowings under the line are due on demand, bear interest monthly at prime plus 2.75% (11.00% at December 31, 1996), and are collateralized by rental inventory. Pursuant to the line of credit, the Company is required to comply with certain financial covenants, including ratios and tangible net worth. At December 31, 1996, the Company was not in compliance with certain covenants; however, the Company has obtained a letter from Coast Business Credit waiving any default under these covenants. At December 31, 1995 and 1996 there were zero and $2.2 million outstanding, respectively, under this line.

5. LONG-TERM DEBT:

Long-term debt consist of:
                                                       1996          1995
Note payable to Phoenix Leasing, due August 2001,
  bearing interest at 14.525%                       $ 927,966      $  --
Notes payable to various vendors, due May 1998,
  imputed interest at 11%                             418,605       587,097
Mortgage payable to Crossroads Bank, paid in 1996,
  bearing interest at 8%, secured by building           --          154,854
Notes payable to various vendors, due June 1997,
  imputed interest at 11%                              62,895       107,038
Notes payable to Softplay, due July 1996, bearing
  interest at 24%                                       --           67,105
Other, payable monthly, plus interest at
  approximately 10%                                    26,925        50,982

       Total long-term debt                         1,436,391       967,076

Current portion of long-term debt                     414,451       326,287

Long-term debt, less current portion              $ 1,021,940     $ 640,789

In August 1996, Phoenix Leasing Incorporated ("Phoenix") agreed to provide the Company with a credit facility (the "Phoenix Facility") in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the Phoenix Facility bear interest at a fixed rate per annum equal to 14.525%. The proceeds of the Phoenix Facility are to be used to construct and open (including acquisition of inventory) new BlowOut Video stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix Facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix Facility. Under the Phoenix Facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of December 31, 1996, the Company had borrowed approximately $928,000 under the Phoenix Facility.

Principal payments on long-term debt, including the Rentrak deferred payables, as of December 31, 1996 are as follows:

                        1997   $   414,451
                        1998       416,978
                        1999     3,471,862
                        2000       234,579
                        2001       162,096

                               $ 4,699,966

6.  COMMITMENTS AND CONTINGENCIES:

The Company leases its office and retail facilities under operating leases, the majority of which contain renewal and termination options.

The Company's office and warehouse facilities are operated under operating leases. The Company entered into an eleven-year lease agreement with Rentrak. Through December 31, 1996, rental payments under this agreement were calculated as 3.71 percent of all of Rentrak's expenses of occupying their facility. Beginning January 1, 1997, the lease was amended so that the Company has a fixed monthly payment. Future minimum lease payments required under leases as of December 31, 1996, including the agreement with Rentrak as described above, are as follows:

                        YEAR ENDING

                        1997      $ 144,081
                        1998         96,081
                        1999         95,338
                        2000         87,168
                        2001         85,671
                        Thereafter  467,199
                        Total lease
                         payments $ 975,538

As discussed in Note 1, the majority of the Company's retail facilities are operated under master lease agreements with Wal-Mart and Kmart. Each of these master leases provides for an initial five-year term for each new store, with an additional five-year optional renewal term.

Rental expense for the Wal-Mart, Kmart and Ralph's locations is computed as a percentage of retail store revenue plus additional charges for maintenance, property taxes and other common area charges.

Lease expense was $3,653,680, $1,167,827 and $120,014 and included $3,560,024,
$1,071,032 and $94,543 of rents based on retail store revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

Under the Wal-Mart lease, either the Company or Wal-Mart can elect to terminate the lease with respect to stores which fail to generate a minimum level of revenues. Currently, substantially all of the Company's stores are operating in excess of the minimum revenue requirement.

Also under the Wal-Mart lease, all assets of the Company are pledged to secure payment of all rentals due to Wal-Mart.

7.  INCOME TAXES:

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                         1996          1995          1994
Benefit computed at statutory rates     (34.0)%       (34.0)%       (34.0)%
Loss benefit accruing to Rentrak         29.9           -             -
Change in valuation allowance             3.6          33.8          33.7
Other                                      .5            .2            .3
                                          -  %          -  %         -  %

For periods prior to the date of the Distribution, the Company is included in the consolidated tax return of Rentrak. Net operating losses incurred prior to the date of the Distribution are allocated and utilized in the consolidated tax return of Rentrak. The deferred tax asset at December 31, 1995 related to net operating losses and was allocated entirely to Rentrak as provided in the Tax Sharing Agreement between Rentrak and the Company. As such, the entire amount of the deferred tax asset at December 31, 1996 for net operating losses relates to losses incurred subsequent to the date of the Distribution.

Provision (benefit) for income taxes:

                                          1996                1995
Currently payable
   Federal                            $     -             $     -
    State                                   -                   -

  Deferred
    Federal                              414,333         (1,455,548)
    State                                 48,745           (171,241)

                                         463,078         (1,626,789)

Increase (Decrease) in valuation
   allowance                            (463,078)         1,626,789

   Total provision                    $     -             $     -

Deferred tax assets (liabilities) are comprised of the following components:

                                           1996                1995
Current:

Inventory reserve                     $      -            $     4,167
Vacation accrual                           45,742               6,720

Total current deferred tax assets          45,742              10,887

Noncurrent:

Depreciation                              355,018             185,873
Amortization on intangible assets         943,703             919,144
Net operating loss carryforwards          536,960           1,228,597

Total noncurrent deferred tax assets    1,835,681           2,333,614

Gross deferred tax asset                1,881,423           2,344,501
Deferred tax asset valuation allowance (1,881,423)         (2,344,501)

Net deferred tax asset                 $     -             $     -


Due to the uncertainty of future income, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

At December 31, 1996, for federal tax return reporting purposes, the Company has approximately $1,413,052 of tax loss carryovers that expire at various dates through 2011.

8.  STOCKHOLDERS' EQUITY:

CONVERTIBLE DEBENTURES

In March and April 1996, the Company issued $1.0 million in convertible subordinated notes to each of Mr. Bill LeVine and to Culture Convenience Club, Ltd. ("CCC"), a Japanese corporation of which Mr. Muneaki Masuda is Chairman (the "Notes"). Messrs. LeVine and Masuda are Directors of the Company. These Notes were guaranteed by Rentrak, accrued interest at a rate of 9.0% per annum, and had a maturity date of August 31, 1997. On August 30, 1996, each of Mr. LeVine and CCC converted their Notes into 121,789 shares of BlowOut Common Stock.

1996 EQUITY PARTICIPATION PLAN

During 1996, the Board of Directors approved the issuance of stock options to certain employees, contractors and directors per the 1996 Equity Participation Plan (the Plan), which Plan was then amended and restated later in 1996. As of December 31, 1996, there were no options exercisable. Generally, options granted under the Plan terminate in 10 years from the date of grant and vest ratably over 4 years. The Plan is being administered by the Compensation Committee of the Board of Directors, which has the authority to approve the issuance of nonqualified and incentive stock options subject to the requirements of the Plan.

Activity in the Company's stock options is as follows:

                                                             Per Share
                                               SHARES       OPTION PRICE
       Outstanding at December 31, 1995           -
         Granted                               80,000       $2.375-3.625
         Exercised                                -
         Canceled                                 -
                                               --------
       Outstanding at December 31, 1996        80,000       $2.375-3.625

The weighted average fair value of options granted during the year was $2.76.

The following table summarizes information about fixed stock options at
       December 31,
1996:

                          Options Outstanding                                 Options Exercisable
                Number Outstanding at   Weighted - Average    Number Exercisable
Exercise Price        12/31/96        Remaining Contractual      at 12/31/96       Weighted - Average
                                             Life                                    Exercise  Price
$2.375                15,000                9.9                       -        	  $   -
$2.500                45,000                9.8                       -               $   -
$3.625                20,000                8.7                       -               $   -
                      80,000                                          -

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation was recognized for its options granted. Had compensation cost for the options granted been determined based on the fair value at the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                         1996

       Net Loss            As reported   $7,254,804
                           Pro forma     $7,260,188

       Loss per share      As reported        $3.60
                           Pro forma          $3.60

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996: risk-free interest rate of 5.145%; dividend yield of zero; expected life of 10 years; and expected volatility of 65.35%.

EMPLOYEE STOCK PURCHASE PLAN

The Company's Board of Directors approved an Employee Stock Purchase Plan.
This plan authorizes up to 200,000 shares of common stock to be issued to its full time employees and directors. Under the terms of this plan, employees can choose each year to have up to 10% of their annual total compensation withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the prevailing market price. The effective date of this plan is January 1, 1997.

STOCK DIVIDEND

On October 9, 1996, the Company's board of directors approved a 1.01491-for-1 stock dividend for all stockholders of record as of October 9, 1996. All per share amounts for all periods in the Company's financial statements have been retroactively adjusted for the effect of the stock dividend.

9.  RELATED PARTY TRANSACTIONS:

CULTURE CONVENIENCE CLUB/MASUDA MUNEAKI:

Culture Convenience Club (CCC) Chairman and principal shareholder, Muneaki Masuda, owns 605,102 shares of the Company as of December 31, 1996, or 24.9% of the total outstanding shares. Muneaki Masuda is a member of the Board of Directors of the Company. In April 1996, CCC purchased a $1 million convertible note from the Company which was subsequently converted into 121,789 shares of the Company on August 31, 1996 Mr. Masuda also serves on the Board of Directors of Rentrak Corporation where he owns 1,000,016 shares of Rentrak as of December 31, 1996, or 8.2% of the total outstanding shares. He was paid Board fees of $5,666.67 in 1996 with an additional $4,166.67 of Board fees being deferred until the Company becomes profitable. In addition, Muneaki Masuda received 5,000 options to purchase shares of the Company at $3.625 on November 25, 1996. These options vest 25% per year and expire on November 24, 2006.

On August 30, 1996 CCC purchased from the Company for $2.98 million a total of 362,931 shares of common stock at a purchase price of approximately $8.21 per share.

RENTRAK CORPORATION

Rentrak Corporation (Rentrak) owns 241,599 shares of the Company as of December 31, 1996, or 9.9% of the total outstanding shares. Prior to the Distribution on November 25, 1996, Rentrak owned 1,698,942 of the Company, or 69.8% of the total outstanding shares. Rentrak distributed 1,457,343 of the Company's shares to its shareholders on a basis of 1 Company share for every 8.34 shares of Rentrak. The Company leases its corporate offices and warehouse from Rentrak. The corporate office lease is a 10 year lease commitment beginning January 1997 and the warehouse is on a 1 year lease beginning January 1997. Total rent payments to Rentrak for the office and warehouse space in 1996, 1995 and 1994 were $72,473, $138,593 and $140,532, respectively. The Company also has a license arrangement with Rentrak for use of the Company name. The
Company is to pay a 1.667% royalty on aggregate net revenue, but not to exceed 20% of net income. The license agreement is for 20 years beginning March 1996. If the Company does not have pre-tax income, as calculated in accordance with generally accepted accounting principles, there is no royalty payment accruable or payable to Rentrak. Accordingly, no royalties have been paid through December 31, 1996. The Company is also obligated to purchase enough merchandise from Rentrak that the fees payable by the Company under the Pay Per Transaction (PPT) Agreement are at least 11% of the Company's annual gross retail rental revenue. The PPT Agreement is for 20 years beginning March 1996. Total PPT fees paid in 1996, 1995 and 1994 were $3 million, $2.7 million and $144,000, respectively. Rentrak also has a note payable for $3.01 million plus accrued interest at a 9% rate, all due and payable on March 31, 1999. Accrued interest at December 31, 1996, 1995 and 1994 was $253,575, $433,189 and
$161,700, respectively. Finally, Rentrak has guaranteed certain liabilities of the Company, including, the Coast Business Credit's line of credit, Phoenix Financial notes, and five vendor notes. The Company pays a fee to Rentrak of
 .02% per week on the outstanding balance on the guarantee liabilities effective as of June 26, 1996. In 1996 the Company paid Rentrak $18,694 for this guarantee.

In December 1995, Rentrak contributed intercompany payables and accrued interest due from the Company to Rentrak of $6,525,815 as a capital contribution to the Company.

BILL LEVINE:

Bill LeVine is a member of the Board of Directors of the Company and owns 173,447 shares of the Company as of December 31, 1996, or 7.1% of the total outstanding shares. In April 1996, Bill LeVine purchased a $1 million convertible note from the Company which was subsequently converted into 121,789 shares of the Company on August 31, 1996. Bill LeVine also serves on the Rentrak Board of Directors. He owns 430,827 shares of Rentrak at December 31, 1996, or 3.5% of the total outstanding shares. He was paid Board fees of $5,666 in 1996 with an additional $4,166 of Board fees being deferred until the Company becomes profitable. In addition, Bill LeVine received 5,000 options to purchase shares of the Company at $3.625 on November 25, 1996. These options vest 25% per year and expire on November 24, 2006.

R&G COMMUNICATIONS:

In 1996, the Company purchased $90,960 of master tapes for tape duplications from R&G Communications. R&G Communications is partially owned by Gene Giaquinto who is the Company's Chairman of the Board.

SKURA INTERCONTINENTAL TRADING COMPANY:

In 1996, the Company purchased $52,000 of tapes from SITC which is partially owned by Gene Giaquinto, the Company's Chairman of the Board.

PRISM:

In 1996, the Company purchased $400,210 of tapes from Prism. Prism was partially owned by Rentrak at the time of the sale.

10.  LITIGATION:

The Company has several legal actions pending incidental to the ordinary course of business. In the opinion of management, the expected outcome of these matters in the aggregate will not have a material adverse effect on the financial position or results of operations of the Company.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997             BLOWOUT ENTERTAINMENT, INC.


                                   By: /S/ STEVE BERNS
                                        Steve Berns
                                        President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                 TITLE                            DATE

Steve Berns*              President and Director           March 28, 1997
                           (Principal Executive Officer)
Eugene F. Giaquinto*      Chairman of the Board of         March 28, 1997
                           Directors
Bill LeVine*              Director                         March 28, 1997
Muneaki Masuda*           Director                         March 28, 1997
Seth A. Reames*           Director                         March 28, 1997
Karl D. Wetzel*           Chief Financial Officer          March 28, 1997
                           (Principal Financial and
                           Accounting Officer)

*By: /S/ STEVE BERNS      Individually and as              March 28, 1997
       Steve Berns         Attorney-in-Fact

                                EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
3.1            Amended and Restated Certificate of Incorporation [Incorporated
               by  reference to Exhibit 3.1 to Registration Statement  No.  0-
               21327]
3.2            Amended  and  Restated  Bylaws  [Incorporated  by  reference to
               Exhibit 3.2 to Registration Statement No. 0-21327]
4.1            Specimen Common Stock Certificate [Incorporated by reference to
               Exhibit 4.1 to Registration Statement No. 0-21327]
10.1           Amended  and Restated 1996 Equity Participation Plan of BlowOut
               Entertainment, Inc. dated November 25, 1996*
10.2           National Account Agreement between BlowOut Entertainment, Inc., and Rentrak Corporation dated March 15, 1996 and First Addendum thereto dated  March  16,  1996  [Incorporated  by reference to
               Exhibit 10.2 to Registration Statement No. 0-21327]
10.3.1         Amended  and  Restated  Employment  Agreement  between  BlowOut
               Entertainment, Inc. and Steve Berns, dated as of  March 1, 1996
               [Incorporated  by  reference  to Exhibit 10.3.1 to Registration
               Statement No. 0-21327]
10.3.2         Amended  and  Restated  Employment  Agreement  between  BlowOut
               Entertainment, Inc. and Karl D. Wetzel, dated February 1,  1996
               [Incorporated  by  reference  to Exhibit 10.3.2 to Registration
               Statement No. 0-21327]
10.3.3         Amended  and  Restated  Employment  Agreement  between  BlowOut
               Entertainment,  Inc.  and  Harold  Heyer,  dated April 22, 1996
               [Incorporated  by reference to Exhibit 10.3.3  to  Registration
               Statement No. 0-21327]
10.3.4         Summary of Amendments  dated  November  4,  1996 to Amended and
               Restated Employment Agreements of Steve Berns,  Karl  D. Wetzel
               and  Harold Heyer [Incorporated by reference to Exhibit  10.3.4 to Registration Statement No. 0-21327]
10.4           Agreement  dated July 22, 1996 between Star Video Entertainment
               L.P. and BlowOut Entertainment, Inc. [Incorporated by reference to Exhibit 10.4 to Registration Statement No. 0-21327
10.5           Guarantee  Agreement   dated  June  26,  1996  between  Rentrak
               Corporation and BlowOut  Entertainment,  Inc.  [Incorporated by
               reference  to  Exhibit  10.5 to Registration Statement  No.  0-
               21327]
10.6           Senior  Loan  and  Surety Agreement dated July 23, 1996 between
               BlowOut Entertainment,  Inc.  and Phoenix Leasing Incorporated.
               [Incorporated  by  reference to Exhibit  10.6  to  Registration
               Statement No. 0-21327]
10.7           Combination Commercial  Sublease  dated  January  1, 1996 among
               Rentrak   Corporation,  BlowOut  Entertainment,  Inc.,  Skyport
               Industrial   Park  Partnership  and  Airport  Partners,  L.L.C.
               [Incorporated  by  reference  to  Exhibit  10.7 to Registration
               Statement No. 0-21327]
10.8           Loan  and  Security  Agreement dated September 12, 1996 between
               BlowOut  Entertainment,   Inc.   and   Coast   Business  Credit
               [Incorporated  by  reference  to  Exhibit  10.7 to Registration
               Statement No. 0-21327]
10.9           Registration  Rights  Agreement dated as of May 28, 1996 by and
               among   BlowOut  Entertainment,   Inc.,   Rentrak   Corporation
               Streamlined  Solutions, Inc., Mortco Inc. and the other persons named therein*
10.10          Intercompany  Note  dated  as  of December 31, 1995 executed by
               BlowOut Entertainment, Inc. as Maker and Rentrak Corporation as
               Payee  [Incorporated  by  reference   to   Exhibit   10.10   to
               Registration Statement No. 0-21327]
10.11          Form  of  Indemnity  Agreement  [Incorporated  by  reference to
               Exhibit 10.11 to Registration Statement No. 0-21327]
10.12          Master  Sublease  Agreement  dated  September  21, 1994 between
               Kmart Corporation and SuperCenter Entertainment Corporation and
               First  Amendment  thereto  dated  April  1,  1995  and   Second
               Amendment  thereto  dated  January  21,  1996  [Incorporated by reference  to  Exhibit 10.12 to Registration Statement  No.  0-
               21327]
10.13          Agreement  dated May 1, 1995 between Ralphs Grocery Company and
               SVI,  Inc. and  First  Amendment  thereto  dated  May  1,  1995
               [Incorporated  by  reference  to  Exhibit 10.13 to Registration
               Statement No. 0-21327]
10.14          Master Shopping Center Lease Agreement dated as of November 19,
               1994    between   Wal-Mart   Stores,   Inc.   and   SuperCenter
               Entertainment,  Inc.  and First Amendment thereto dated May 15,
               1995  and  Second  Amendment   thereto   dated   May  14,  1996
               [Incorporated  by  reference  to  Exhibit 10.14 to Registration
               Statement No. 0-21327]
10.15          License   Agreement   dated  March  15,  1996  between  Rentrak
               Corporation and BlowOut Entertainment, Inc. and First Amendment thereto dated June 25, 1996 [Incorporated by reference to
               Exhibit 10.15 to Registration Statement No. 0-21327]
10.16          Subscription  Agreement  dated  as  of  August 28, 1996 between
               Culture Convenience Club Ltd. and BlowOut  Entertainment,  Inc.
               [Incorporated  by  reference  to  Exhibit 10.16 to Registration
               Statement No. 0-21327]
10.17          Note  Conversion  Agreement dated as of August 28, 1996 between
               Bill Levine and BlowOut Entertainment, Inc. [Incorporated by reference to Exhibit 10.17 to Registration Statement No. 0-
               21327]
10.18          Note  Conversion  Agreement dated as of August 28, 1996 between
               Culture Convenience  Club  Ltd. and BlowOut Entertainment, Inc.
               [Incorporated by reference to  Exhibit  10.18  to  Registration
               Statement No. 0-21327]
10.19          Registration  Rights  Agreement  dated  as  of  August 28, 1996 between Culture Convenience Club Ltd., Bill Levine  and BlowOut
               Entertainment, Inc. [Incorporated by reference to Exhibit 10.19 to Registration Statement No. 0-21327]
10.20          Distribution  Agreement dated November 11, 1996 between BlowOut
               Entertainment, Inc. and Rentrak Corporation and principal exhibits thereto [Incorporated by reference to Exhibit 2.1 to Registration Statement 0-21327]
10.21          Servicing,  Warehousing  and Distribution Agreement dated as of
               January 1, 1997 between Streamlined  Solutions Inc. and BlowOut
               Entertainment, Inc.*
10.22          Employee  Stock  Purchase  Plan  of BlowOut Entertainment, Inc.
               dated as of December 18, 1996.*
21.1           List of Subsidiaries [Incorporated by reference to Exhibit 21.1 to Registration Statement No. 0-21327]
24.1           Power of Attorney*
27.1           Financial Data Schedule*

*  Filed Herewith