Form 10-Q
period 1997-03-31
BLOWOUT ENTERTAINMENT INC
filed 1997-05-14
CIK 1016626

FORM 10-Q

                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Transition Period from ______ to ______


Commission file number:  0-21327


                                   BLOWOUT ENTERTAINMENT, INC.
                                   ---------------------------
                     (Exact name of registrant as specified in its charter)

           DELAWARE                                         87-0498950
           --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification no.)

7700 NE Ambassador Place
One Airport Center, 2nd Floor, Portland, Oregon               97220
-----------------------------------------------               -----
(Address of principal executive offices)                    (Zip Code)

(503) 331-2729
--------------
Registrant's telephone number, including area code

                  ---------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

As of March 31, 1997, the Registrant had 2,433,330 shares of Common Stock ($.01 par value) outstanding.

                                 BLOWOUT ENTERTAINMENT, INC.
                                          INDEX


PART I.	FINANCIAL INFORMATION                                  Page Number

Item 1.		Financial Statements

Consolidated Balance Sheet
  March 31, 1997 (Unaudited) and December 31, 1996                      1

Consolidated Statement of Operations
  Three months ended March 31, 1997 (Unaudited)
  and March 31, 1996 (Unaudited)                                        2

Consolidated Statement of Cash Flows
  Three months ended March 31, 1997 (Unaudited)
  and March 31, 1996 (Unaudited)                                        3

Notes to Consolidated Financial Statements                              4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         5 - 9

PART II.	OTHER INFORMATION

Item 1.     Legal Proceedings                                           N/A

Item 2.     Changes in Securities                                       N/A

Item 3.     Defaults Upon Senior Securities                             N/A

Item 4.     Submission of Matters to a Vote of Security Holders         N/A

Item 5.     Other Information                                           10

Item 6.     Exhibits and Reports on Form 8-K                            10

                                BLOWOUT ENTERTAINMENT, INC.
                                CONSOLIDATED BALANCE SHEET

                                                  March 31,        December 31,
                                                    1997               1996
                                                  ---------        ------------
                                                 (Unaudited)
				ASSETS
				------
Current assets:
      Cash and cash equivalents                  $ 1,110,623       $  1,379,018
      Receivables                                    116,251            174,105
      Prepaid expenses                               175,202            118,605
      Merchandise videocassette inventory          1,926,531          2,139,259
      Other current assets                            16,352             13,977
                                                 -----------        -----------
            Total current assets                   3,344,959          3,824,964
Rental videocassette inventory, net                8,144,177          7,793,416

Equipment and leasehold improvements, net          4,287,491          4,494,933

Intangible assets, net                             4,341,937          4,459,820
                                                 -----------        -----------
            Total assets                         $20,118,564        $20,573,133
                                                 ===========        ===========

				LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Line of credit                             $ 3,105,385        $ 2,227,153
      Accounts payable                             3,389,255          4,342,395
      Accrued liabilities                            923,666            998,254
      Accrued payroll                                513,402            485,506
      Current portion of long-term debt              471,148            414,451
                                                 -----------        -----------
            Total current liabilities              8,402,856          8,467,759

Deferred payables                                  3,286,150          3,263,575
Long-term debt                                     1,458,983          1,021,940
                                                 -----------        -----------
            Total liabilities                     13,147,989         12,753,274
                                                 -----------        -----------
Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $.01 per
       share;1,000,000 shares authorized;
       no shares issued and outstanding                   -                  -
      Common stock, par value $.01 per share;
       10,000,000 shares authorized;
       2,433,330 issued and outstanding               24,336             24,336
      Additional paid-in capital                  21,947,864         21,947,864
      Accumulated deficit                        (15,001,625)       (14,152,341)
                                                 -----------        -----------
            Total stockholders' equity             6,970,573          7,819,859
                                                 -----------        -----------
            Total liabilities and stockholders'
             equity                              $20,118,564        $20,573,133
                                                 ===========        ===========

             See accompanying notes to consolidated financial statements.

                                      BLOWOUT ENTERTAINMENT, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                    1997               1996
                                                 ----------        -----------
REVENUE:

      Rental revenue                             $5,762,248        $ 5,530,518
      Product sales                               1,836,408          1,351,074
                                                 ----------        -----------
            Total revenue                         7,598,656          6,881,592

OPERATING COSTS AND EXPENSES:

      Cost of sales                               2,945,500          3,340,549
      Operating expenses                          4,489,119          3,898,187
      Selling, general and administrative           811,109          1,158,182
                                                 ----------        -----------
            Total operating costs and expenses    8,245,728          8,396,918
                                                 ----------        -----------
LOSS FROM OPERATIONS                               (647,072)        (1,515,326)
                                                 ----------        -----------

NONOPERATING (INCOME) EXPENSE:

      Interest expense                              214,078             99,452
      Other, net                                    (11,866)           (21,229)
                                                 ----------        -----------
            Total nonoperating expense              202,212             78,223
                                                 ----------        -----------

LOSS BEFORE INCOME TAXES                           (849,284)        (1,593,549)

INCOME TAX PROVISION (BENEFIT)                           -                   -
                                                 ----------        -----------

NET LOSS                                          $(849,284)       $(1,593,549)
                                                 ==========        ===========
NET LOSS PER SHARE                                $   (0.35)       $     (0.87)
                                                 ==========        ===========

WEIGHTED AVERAGE COMMON SHARES                    2,433,330          1,826,838
                                                 ==========        ===========

            See accompanying notes to consolidated financial statements.

                                BLOWOUT ENTERTAINMENT, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                    1997               1996
                                                 ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                   $ (849,284)       $(1,593,549)
      Adjustments to reconcile net loss to
       net cash (used in) provided by
       operating activities:
            Gain on disposal of assets               (1,233)                -
            Amortization of videocassette
             rental inventory                     1,070,698          1,053,897
            Depreciation                            376,705            251,862
            Amortization of intangible and other
             assets                                 117,883            141,720
      Changes in current assets and
       liabilities:
            Receivables                              57,854            104,191
            Merchandise videocassette inventory     212,728           (458,691)
            Prepaids and other current assets       (58,972)          (153,470)
            Accounts payable                       (953,140)         3,150,162
            Accrued liabilities                     (74,588)          (358,513)
            Accrued payroll                          27,896            258,601
                                                 ----------        -----------
      Net cash (used in) provided by
       operating activities                         (73,453)         2,396,210
                                                 ----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of videocassette tapes           (1,421,459)        (2,306,129)
      Capital expenditures                         (168,030)          (751,443)
                                                 ----------        -----------
      Net cash used in investing
       activities                                (1,589,489)        (3,057,572)
                                                 ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Line of credit, net                           878,232                 -
      Long-term debt and deferred payables          516,315            996,415
                                                 ----------        -----------
      Net cash provided by financing
       activities                                 1,394,547            996,415
                                                 ----------        -----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  (268,395)           335,053

CASH AND CASH EQUIVALENTS, beginning of period    1,379,018          2,493,541
                                                 ----------        -----------
CASH AND CASH EQUIVALENTS, end of period        $ 1,110,623        $ 2,828,594
                                                 ==========        ===========

           See accompanying notes to consolidated financial statements.

                              BLOWOUT ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)




NOTE 1:	Basis of Presentation

The accompanying consolidated financial statements of BlowOut Entertainment, Inc. and subsidiaries ("BlowOut" or the "Company") for the three month periods ended March 31, 1997 and March 31, 1996 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.


NOTE 2:	Impact of Recent Accounting Developments

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards number 128, "Earnings Per Share" (SFAS 128) and Statement of Financials Standards number 129, "Disclosure of Information About Capital Structure" (SFAS 129), which are effective for fiscal years ending after December 31, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.


NOTE 3:	Reclassifications

Certain amounts in the March 31, 1996 consolidated financial statements have been reclassified to be consistent with the March 31, 1997 presentation. The reclassifications had no effect on previously reported net loss or stockholders' equity

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

General

The Company operates retail "store within a store" video outlets located in large mass merchant supercenters and grocery chain stores throughout the United States. The Company was formed in 1992 as a subsidiary of Rentrak,
Inc., and opened its first store within a store in January 1993.   At year end
1993 and 1994, the Company operated seven stores. During these periods, all of the Company's stores were located in grocery stores.

During 1995, the Company experienced accelerated growth in retail stores and revenue, primarily through (i) the acquisition by Rentrak on May 26, 1995, of a controlling interest in Entertainment One, Inc. ("E-1"), a company whose primary business was the operation of retail video outlets in Wal-Mart SuperCenters, (ii) the acquisition by Rentrak on August 31, 1995, of certain assets and assumption of certain liabilities which constituted SuperCenters Entertainment, Inc.'s retail video business and consisted of retail video outlets in Wal-Marts, Wal-Mart SuperCenters and Super Kmart Centers (the "SCE Business") and (iii) new store openings in Wal-Mart SuperCenters and, to a lesser extent, in Super Kmart Centers, Ralphs and Food 4 Less. During 1996, and through March 31, 1997, the Company continued to expand the number of stores it operates, and as of March 31, 1997, the Company operated 200 retail video stores, including 159 stores located in Wal-Mart and Wal-Mart SuperCenters, 29 stores located in Super Kmart Centers and 12 stores located in Ralphs and Food 4 Less grocery stores.

Prior to November 25, 1996, Rentrak owned approximately 1,698,942 shares (approximately 70%) of the issued and outstanding common stock, par value $.01 per share, of the Company (the "Common Stock"). On November 25, 1996, pursuant to the terms of a Distribution Agreement between Rentrak and the Company, Rentrak distributed approximately 1,457,343 shares of Common Stock to the holders of Rentrak common stock in the form of a special dividend.

The Company's revenue consists of rental revenue and product sales. Rental revenue includes rental of prerecorded videocassettes, video games and computer games and programs on CD-ROMS. Product sales are derived from sale of prerecorded videocassettes and excess rental inventory.

The Company acquires videocassettes using two types of supplier arrangements-purchase and revenue sharing under the Rentrak Pay Per Transaction ("PPT") System (see below). Videocassettes purchased for basic stock rental are stated at cost and amortized over 36 months with a provision for a $6 salvage value. New release videocassettes purchased are amortized using methods reflecting the anticipated revenue stream to a $6 salvage value.

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

As a result of the acquisitions of E-1 and the SCE business, the Company recorded approximately $5.1 million in intangibles which are being amortized over 10 to 15 years. The amortization expenses is expected to be approximately $.5 million per year.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.


                                                                      Percentage
                                                                Change in dollar
                                   Three Months Ended March 31,      Amount From
                                         1997        1996           1996 to 1997
                                        -----       -----           ------------
Rental revenue                          75.8%       80.4%                   4.2%
Product sales                           24.2%       19.6%                  35.9%
      Total revenue                    100.0%      100.0%                  10.4%
Cost of rental revenue and product
 sales                                  38.7%       48.5%                 -11.8%
Operating expenses                      59.1%       56.6%                  15.2%
Selling, general and administrative     10.7%       16.8%                 -30.0%

Loss from operations                    -8.5%      -22.0%                 -57.3%

Number of stores open at end of
 period                                  200         187                    7.0%



Revenue

Revenue for the three months of 1997 increased $717,064, or 10.4%, to $7,598,656 from $6,881,592 for the three months of 1996. The increase resulted from an increase in the number of stores in operation, from 187 at March 31, 1996 to 200 at March 31, 1997. The increase in stores is the net result of the opening of 49 stores between March 31, 1996 and March 31, 1997 offset by the closing of 36 under performing stores during this same period.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the three month periods ended March 31, 1996 and 1997.


                                                             Three Months
                        Fiscal Year Ended December 31,      Ended March 31,
                            1996      1995      1994         1997      1996
                        --------  --------  --------      -------   -------
No. of stores open 12
 months                      130         3         4          151        78
Average rental revenue  $129,440  $206,387  $114,640      $28,957   $35,952
Average product sales   $ 39,442  $ 61,648  $ 17,505      $ 9,976   $ 8,494
Average total revenue   $168,882  $268,035  $132,145      $37,818   $44,446


Average rental revenue for the three month period ended March 31, 1997 decreased from the three month period ended March 31, 1996. The Company's stores operate primarily in the South and Southeast regions of the country. These regions experienced unseasonably warm weather for the first quarter of 1997 versus a harsh winter for the first quarter of 1996. The result was more out-of-home activities by families in the 1997 period. In addition, the theatrical re-release of the Star Wars Trilogy in the first quarter of 1997 also had a significant adverse impact on video rental activity as theatrical entertainment drew a larger share of family entertainment dollars in the period. Average product sales for the three month period ended March 31, 1997 increased from the three month period ended March 31, 1996. The Company has pursued a more aggressive strategy in the marketing of sell-through videocassette inventory to take advantage of the high traffic volume in most of its locations and this emphasis has paid off in higher sales of videocassettes.

Operating Costs and Expenses

Cost of Sales
Cost of sales decreased from $3,340,549, or 48.5% of revenue for the three months of 1996, to $2,945,500, or 38.7% of revenue, for the three months of 1997. The decrease in cost of sales in both absolute dollars and percentage terms resulted from a decrease in product acquisition costs and efficiencies created by the combination of the buying departments of the Company, E-1 and SCE during 1996.

Operating Expenses
Operating expenses increased from $3,898,187, or 56.6% of revenue, for the three months ended March 31, 1996 to $4,489,119, or 59.1% of revenue, for the three months ended March 31, 1997. The increase in operating expenses in absolute dollars is directly attributable to the increase in stores while the increase in operating expenses as a percentage of sales is attributable to the decrease in same store revenues for the three month period ended March 31, 1997. The primary components of operating expenses include compensation, occupancy and fixed asset depreciation.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $1,158,182, or 16.8% of revenue, for the three months ended March 31, 1996, to $811,109, or 10.7% of revenue, for the three months ended March 31, 1997. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily the result of efficiencies gained by combining the accounting and administrative departments of the Company, E-1 and SCE.


Nonoperating Expenses, Net

Nonoperating expenses, net increased from $78,223, or 1% of revenue, for the three months ended March 31, 1996, to $202,212, or 3% of revenue, for the three months ended March 31, 1997. The increase is attributable to the increase in interest bearing debt incurred by the Company to finance its growth and operations.


Liquidity And Capital Resources

The Company's principal capital needs are for the opening of new stores. To date, the Company has funded its expansion primarily through cash from operations, advances from Rentrak, and, as more fully described below, borrowings from and sales of stock to Directors, trade credit from suppliers and financing arrangements with asset based lenders.

In March and April 1996, the Company sold $1.0 million in convertible subordinated notes to each of Mr. Bill LeVine and Culture Convenience Club, Ltd. ("CCC"), a Japanese corporation of which Mr. Muneaki Masuda is Chairman (the "Notes"). Messrs. LeVine and Masuda are Directors of the Company. On August 30, 1996, each of Mr. LeVine and CCC converted their Notes into 121,789 shares of BlowOut Common Stock. Also on August 30, 1996, CCC purchased from the Company for $2.98 million a total of 362,931 shares of BlowOut Common Stock at a purchase price of approximately $8.21 per share.

In August 1996, Phoenix Leasing, Inc. ("Phoenix") agreed to provide asset based financing in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the Phoenix facility bear interest at a fixed rate per annum equal to 14.525%. The proceeds of the Phoenix facility are to be used to construct and open (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix facility. Under the Phoenix facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of April 30, 1997, the Company had $1,346,939 outstanding under the Phoenix facility.

On September 12, 1996, Coast Business Credit ("CBC") entered into an agreement with the Company to provide a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million.
Under the CBC Line of Credit, the Company may only draw up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of March 31, 1997, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $3,866,552. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11.25% as of March 31, 1997). The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a default under the CBC Line of Credit, to repurchase BlowOut's videocassette inventory at specified amounts. See "Rentrak Guarantee." As of April 30, 1997, the Company had $2,949,764 outstanding under the CBC Line of Credit.

On July 22, 1996, the Company entered into an agreement with Star Video to provide the Company with videocassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,975 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company is obligated to pay Star Video $120,487 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's exclusive supplier of new videocassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or (ii) repayment of such promissory note. This promissory note is secured by a guaranty of Rentrak. In addition, to secure all amounts owed under the Star Video Agreement, the Company has granted to Star Video a first priority security interest in all of the Company's existing inventory, which security interest Star Video will release, in exchange for a subordinated security interest on such inventory upon (i) consummation of any secured financing, and
(ii) the Company being current in its payments to Star Video under the Star Video Agreement at such time.

During the first three months of 1997, the Company opened eight stores, primarily in Wal-Mart SuperCenters. The Company does not expect to open a significant number of additional stores during the remainder of 1997. The Company is aware of one other retailer, Blockbuster, which operates store within a store video outlets in Wal-Mart stores.

Also, during the first three months of 1997, the Company closed nine stores which did not meet certain performance levels (consisting of two stores in Wal-Mart and seven stores in Kmart). The Company has notified Kmart of its intention to close five additional underperforming stores by October 1997.

During the three months ended March 31, 1997, cash and cash equivalents decreased by $268,395 primarily due to the purchase of $1,421,459 in videocassette inventory and a $168,030 investment in capital items which was partially offset by additional borrowings of $1,394,547. The Company had cash and cash equivalents of $1,110,623 at March 31, 1997. The Company expects to meet its short-term liquidity requirements through net cash provided by operations (including the extension of trade credit), cash on hand and advances under the Phoenix facility and CBC Line of Credit. Management believes that these sources of cash will be sufficient to meet its operating needs at least through February of 1998. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of additional video outlets to sustain the Company's growth or that funds will be available to satisfy the Company's liquidity needs beyond February 1998.

At March 31, 1997, the Company had a working capital deficit of $5,057,897. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of videocassette rental inventory as a noncurrent asset. The Company expects to operate with a working capital deficit as it expands its store base.

Statements made in this document that present information that is not historic, including among other things, anticipated financial performance, sources and extent of liquidity and capital, business prospects, new products and markets, and anticipated store openings are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology.
There are numerous risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Reference is made to the Company's Registration Statement on Form 10 and the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for a discussion of such risk factors and uncertainties.

PART II

Item 5.	Other Information

On April 22, 1997, Thomas D. Berkompas, age 35, was named Chief Financial Officer of the Company. He replaced Karl Wetzel who resigned to pursue other opportunities. Mr. Berkompas, a certified public accountant, most recently served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Western Power & Equipment Corp. of Vancouver, Washington, a corporation engaged in the sale, rental and servicing of light to heavy construction equipment and related products. Prior to that, Mr. Berkompas was a Senior Audit Manager with Price Waterhouse in San Jose, California and Portland, Oregon. Mr. Berkompas earned his bachelor's degree in business economics with an accounting emphasis from Calvin College in Grand Rapids, Michigan in 1983.

Item 6.	Exhibits and Reports on Form 8-K

		Exhibit 27 - Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	BLOWOUT ENTERTAINMENT, INC.

	May 14, 1997



	By:   /s/Thomas D. Berkompas
            ------------------------------------
		Thomas D. Berkompas
		Vice President, Chief Accounting and
		Chief Financial Officer