Form 10-Q
period 1997-06-30
BLOWOUT ENTERTAINMENT INC
filed 1997-08-13
CIK 1016626

FORM 10-Q
                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                                            OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the Transition Period from _____ to ______


          Commission file number:  0-21327


                                 BLOWOUT ENTERTAINMENT, INC.
                   ------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

               DELAWARE                                   87-0498950
               --------                                   ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification no.)

          7700 NE Ambassador Place
One Airport Center, 2nd Floor, Portland, Oregon            97220
-----------------------------------------------            -----
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: 503-331-2729

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

                                     Yes (X)  No ( )

As of July 31, 1997, the Registrant had 2,433,330 shares of Common Stock ($.01 par value) outstanding.

                                  BLOWOUT ENTERTAINMENT, INC.
                                           INDEX


PART I.     FINANCIAL INFORMATION                             Page Number

      Item 1.     Financial Statements

Consolidated Balance Sheet
  June 30, 1997 (Unaudited) and December 31, 1996                 1

Consolidated Statement of Operations
  Three months ended June 30, 1997 (Unaudited)
  and June 30, 1996 (Unaudited)                                   2

Consolidated Statement of Operations
  Six months ended June 30, 1997 (Unaudited)
  and June 30, 1996 (Unaudited)                                   3

Consolidated Statement of Cash Flows
  Six months ended June 30, 1997 (Unaudited)
  and June 30, 1996 (Unaudited)                                   4

Notes to Consolidated Financial Statements                        5

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  6 - 11

PART II.	OTHER INFORMATION

Item 1.     Legal Proceedings                                     N/A

Item 2.     Changes in Securities                                 N/A

Item 3.     Defaults Upon Senior Securities                       N/A

Item 4.     Submission of Matters to a Vote of Security Holders   12

Item 5.     Other Information                                     N/A

Item 6.     Exhibits and Reports on Form 8-K                      12

                             BLOWOUT ENTERTAINMENT, INC.
                             CONSOLIDATED BALANCE SHEET

                                                  June 30,     December 31,
                                                    1997           1996
                                                  --------     ------------
                                                 (Unaudited)
          ASSETS
Current assets:
     Cash and cash equivalents                  $ 1,070,000     $ 1,379,018
     Miscellaneous receivables                       45,239         174,105
     Prepaid expenses                               229,954         118,605
     Merchandise videocassette inventory          1,980,121       2,139,259
     Other current assets                            16,546          13,977
                                                -----------     -----------
          Total current assets                    3,341,860       3,824,964

Rental videocassette inventory, net               9,059,105       7,793,416

Equipment and leasehold improvements, net         4,055,515       4,494,933

Other assets                                         46,373               -

Intangible assets, net                            4,224,055       4,459,820
                                                -----------     -----------
          Total assets                          $20,726,908     $20,573,133
                                                ===========     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                             $ 3,145,253     $ 2,227,153
     Accounts payable                             2,597,953       4,342,395
     Accrued liabilities                          1,188,571         998,254
     Accrued payroll                                505,877         485,506
     Current portion of notes payable               842,631               -
     Current portion of long-term debt              520,847         414,451
                                                -----------     -----------
          Total current liabilities               8,801,132       8,467,759

Notes payable                                     4,241,656       3,263,575

Long-term debt                                    1,179,192       1,021,940
                                                -----------     -----------
          Total liabilities                      14,221,980      12,753,274
                                                -----------     -----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.01 per
          share;1,000,000 shares authorized;
          no shares issued and outstanding                -               -
     Common stock, par value $.01 per share;
          10,000,000 shares authorized;
          2,433,330 issued and outstanding           24,336          24,336
     Additional paid-in capital                  21,947,864      21,947,864
     Accumulated deficit                        (15,467,272)    (14,152,341)
                                                -----------     -----------
          Total stockholders' equity              6,504,928       7,819,859
                                                -----------     -----------
          Total liabilities and stockholders'
           equity                               $20,726,908     $20,573,133
                                                ===========     ===========

         See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1997              1996
                                                 ---------       -----------
REVENUE:

     Rental revenue                             $5,932,666       $ 5,738,198
     Product sales                               1,730,619         1,531,091
                                                ----------       -----------
          Total revenue                          7,663,285         7,269,289
                                                ----------       -----------
OPERATING COSTS AND EXPENSES:

     Cost of sales                               2,778,371         3,133,323
     Operating expenses                          4,276,183         4,220,475
     Selling, general and administrative           845,166           836,155
                                                ----------       -----------
          Total operating costs and expenses     7,899,720         8,189,953
                                                ----------       -----------
LOSS FROM OPERATIONS                             ( 236,435)         (920,664)
                                                ----------       -----------
NONOPERATING (INCOME) EXPENSE:

     Interest expense                              259,108           112,232
     Other, net                                   ( 38,603)          (19,949)
                                                ----------       -----------
          Total nonoperating expense               220,505            92,283
                                                ----------       -----------
LOSS BEFORE INCOME TAXES                        (  456,940)       (1,012,947)

INCOME TAX PROVISION                                 8,707                 -
                                                ----------       -----------
NET LOSS                                        $( 465,647)      $(1,012,947)
                                                ==========       ===========
NET LOSS PER SHARE                              $    (0.19)      $     (0.55)
                                                ==========       ===========
WEIGHTED AVERAGE COMMON SHARES                   2,433,330         1,826,838
                                                ==========       ===========










          See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  Six Months Ended June 30,
                                               ----------------------------
                                                  1997              1996
                                               -----------       -----------
REVENUE:

     Rental revenue                            $11,694,914       $11,268,715
     Product sales                               3,567,027         2,882,166
                                               -----------       -----------
          Total revenue                         15,261,941        14,150,881
                                               -----------       -----------
OPERATING COSTS AND EXPENSES:

     Cost of sales                               5,723,871         6,473,872
     Operating expenses                          8,765,302         8,118,661
     Selling, general and administrative         1,656,275         1,994,338
                                               -----------       -----------
          Total operating costs and expenses    16,145,448        16,586,871
                                               -----------       -----------
LOSS FROM OPERATIONS                             ( 883,507)       (2,435,990)
                                               -----------       -----------
NONOPERATING (INCOME) EXPENSE:

     Interest expense                              473,186           211,684
     Other, net                                    (50,469)        (  53,477)
                                               -----------       -----------
          Total nonoperating expense               422,717           158,207
                                               -----------       -----------
LOSS BEFORE INCOME TAXES                        (1,306,224)       (2,594,197)

INCOME TAX PROVISION                                 8,707            12,299
                                               -----------       -----------
NET LOSS                                       $(1,314,931)      $(2,606,496)
                                               ===========       ===========
NET LOSS PER SHARE                             $     (0.54)      $     (1.43)
                                               ===========       ===========
WEIGHTED AVERAGE COMMON SHARES                   2,433,330         1,826,838
                                               ===========       ===========










           See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                   Six months Ended June 30,
                                               -----------------------------
                                                  1997              1996
                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $(1,314,931)      $(2,606,496)
     Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
          Gain on disposal of assets                (1,233)                -
          Amortization of videocassette
           rental inventory                      2,152,073         2,367,621
          Depreciation                             651,308           531,459
          Amortization of intangible and other
           assets                                  235,765           271,268
     Changes in current assets and
      liabilities:
          Receivables                              128,866           176,716
          Merchandise videocassette inventory      159,138        (1,050,277)
          Prepaids and other assets               (113,918)         (229,681)
          Accounts payable                      (1,744,442)        3,408,230
          Accrued liabilities                      190,317           120,770
          Accrued payroll                           20,371           277,787
                                               -----------       -----------
     Net cash provided by operating activities     363,314         3,267,397
                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of videocassette tapes, net      (3,417,762)       (4,172,827)
     Capital expenditures, net                    (210,657)       (1,688,413)
     Other assets                                  (46,373)         (247,426)
                                               -----------       -----------
     Net cash used in investing activities      (3,674,792)       (6,108,666)
                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit, net                           918,100                 -
     Additional borrowings                       2,476,695         2,000,000
     Repayment of long-term debt                  (392,335)         (302,089)
                                               -----------       -----------
     Net cash provided by financing
      activities                                 3,002,460         1,697,911
                                               -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (309,018)       (1,143,358)

CASH AND CASH EQUIVALENTS, beginning of period   1,379,018         2,606,838
                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of period       $ 1,070,000       $ 1,463,480
                                               ===========       ===========





           See accompanying notes to consolidated financial statements.

                                  BLOWOUT ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)



NOTE 1:     Basis of Presentation

The accompanying consolidated financial statements of BlowOut Entertainment, Inc. and subsidiaries ("BlowOut" or the "Company") for the three month and six month periods ended June 30, 1997 and June 30, 1996 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full year.


NOTE 2:     Impact of Recent Accounting Developments

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards number 128, "Earnings Per Share" and Statement of Financials Standards number 129, "Disclosure of Information About Capital Structure", which are effective for fiscal years ending after December 31, 1997. In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of and Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.


NOTE 3:     Reclassifications

Certain amounts in the June 30, 1996 consolidated financial statements have been reclassified to be consistent with the June 30, 1997 presentation. The reclassifications had no effect on previously reported net loss or stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

General

The Company operates retail "store within a store" video outlets located in large mass merchant supercenters and grocery chain stores throughout the United States. The Company was formed in 1992 as a subsidiary of Rentrak,
Inc., and opened its first store within a store in January 1993.   At year-
end 1993 and 1994, the Company operated seven stores. During these periods, all of the Company's stores were located in grocery stores.

During 1995, the Company experienced accelerated growth in retail stores and revenue, primarily through (i) the acquisition by Rentrak on May 26, 1995, of a controlling interest in Entertainment One, Inc. ("E-1"), a company whose primary business was the operation of retail video outlets in Wal-Mart SuperCenters, (ii) the acquisition by Rentrak on August 31, 1995, of certain assets and assumption of certain liabilities which constituted SuperCenters Entertainment, Inc.'s retail video business and consisted of retail video outlets in Wal-Marts, Wal-Mart SuperCenters and Super Kmart Centers (the "SCE Business") and (iii) new store openings in Wal-Mart SuperCenters and, to a lesser extent, in Super Kmart Centers, Ralphs and Food 4 Less stores. During 1996, and through June 30, 1997, the Company continued to expand the number of stores it operates, and as of June 30, 1997, the Company operated 200 retail video stores, including 159 stores located in Wal-Mart and Wal-Mart SuperCenters, 29 stores located in Super Kmart Centers and 12 stores located in Ralphs and Food 4 Less grocery stores.

As a result of the acquisitions of E-1 and the SCE business, the Company recorded approximately $5.1 million in goodwill which is being amortized over 10 to 15 years resulting in annual amortization of approximately $.5 million.

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

The Company's revenue consists of rental revenue and product sales. Rental revenue includes rental of prerecorded videocassettes and video games. Product sales are derived from the sale of new and previously viewed videocassettes and, to a lesser extent, ancillary items such as blank tapes and candy.

The Company acquires videocassettes using two types of supplier arrangements: outright purchases of tapes from distributors, and revenue sharing under the Rentrak Pay Per Transaction ("PPT") System (see below). Videocassettes purchased for basic stock rental are stated at cost and amortized over 36 months with a provision for a $6 salvage value. New release videocassettes purchased are amortized using methods reflecting the anticipated revenue stream to a $6 salvage value.

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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                   Percentage
                                                             Change in dollar
                                 Three Months Ended June 30,      Amount From
                                      1997              1996     1996 to 1997
                                     -----             -----     ------------
Rental revenue                        77.4%             78.9%           3.4%
Product sales                         22.6%             21.1%          13.0%
     Total revenue                   100.0%            100.0%           5.4%
Cost of rental revenue and
  product sales                       36.3%             43.1%         (11.3%)
Operating expenses                    55.8%             58.1%           1.3%
Selling, general and administrative   11.0%             11.5%           1.1%

Net loss                              (6.1%)           (13.9%)        (54.0%)

Number of stores open at end
  of period                            200               202


Revenue

Revenue for the three months ended June 30, 1997 increased $393,996, or 5.4%, to $7,663,285 from $7,219,289 for the comparable three months of 1996. The number of stores in operation decreased from 202 at June 30, 1996 to 200 at June 30, 1997 as the net result of the opening of 34 stores and the closing of 36 underperforming stores during this period. The increase in sales resulted from better revenue performance achieved by the newly opened stores as compared to the stores that were closed during the period.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the three month periods ended June 30, 1996 and 1997.

                                                               Three Months
                          Fiscal Year Ended December 31,      Ended June 30,
                           1996        1995        1994      1997      1996
                         --------    --------    --------   -------   -------
No. of stores open
  12 months                 130           3           4       164       164
Average rental revenue $129,440    $206,387    $114,640   $29,768   $31,861
Average product sales  $ 39,442    $ 61,648    $ 17,505   $ 9,504   $ 8,342
Average total revenue  $168,882    $268,035    $132,145   $39,272   $40,203

The decrease in average rental revenue for the three month period ended June
30, 1997 compared to the three month period ended June 30, 1996 is attributed to a video release schedule that featured fewer popular movie titles in the current year period compared to the prior year which adversely affected the video rental industry as a whole. Although same store sales were down 2% in the second quarter as a whole, comparative sales for the months of May and June were up 3% reflecting improvements in sales for both rental and sell-through product. Average product sales for the three-month period ended June
30, 1997 increased from the three-month period ended June 30, 1996.  The
Company has pursued a more aggressive strategy in the marketing of sell-through videocassette inventory to take advantage of the high traffic volume in most of its locations and this emphasis has paid off in higher sales of videocassettes.



Operating Costs and Expenses

Cost of Sales
Cost of sales decreased from $3,133,323, or 43.1% of revenue for the three months ended June 30, 1996, to $2,778,371, or 36.3% of revenue, for the three months ended June 30, 1997. The decrease in cost of sales in both absolute dollars and percentage terms resulted from a decrease in product acquisition costs and efficiencies in buying created by the combination of the buying departments of the Company, E-1 and SCE during 1996.

Operating Expenses
Operating expenses decreased as a percentage of revenue from 58.1%
($4,220,475) for the three months ended June 30, 1996 to 55.8% ($4,276,183)
for the three months ended June 30, 1997. Although the higher sales levels achieved in the 1997 period resulted in higher occupancy costs since the rent paid for each location is based on a percentage of revenues, non-occupancy operating expenses on a per store basis were down in the 1997 period due to greater efficiencies in operation. The primary components of operating expenses are employee compensation, occupancy, fixed asset depreciation, supplies and communications.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased only slightly in absolute dollars from $836,155 for the three months ended June 30, 1996, to $845,166 for the three months ended June 30, 1997. The significant costs associated with being a public company offset cost savings resulting from management's successful focus on operational efficiency. The decrease in selling, general and administrative expense as a percentage of revenues from 11.5% for the 1996 period to 11.0% for the 1997 period was a result of SG&A costs being spread over a higher revenue base.


Nonoperating Expenses

Nonoperating expenses increased from $92,283, or 1.3% of revenue, for the three months ended June 30, 1996, to $220,505, or 2.9% of revenue, for the three months ended June 30, 1997. The increase is attributable to the increase in interest bearing debt incurred by the Company to finance its growth and operations.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.


                                                                   Percentage
                                                             Change in dollar
                                   Six Months Ended June 30,      Amount From
                                      1997              1996     1996 to 1997
                                   --------           -------    ------------
Rental revenue                        76.6%             79.6%           3.8%
Product sales                         23.4%             20.4%          23.8%
     Total revenue                   100.0%            100.0%           7.9%
Cost of rental revenue and
  product sales                       37.5%             45.7%         (11.6%)
Operating expenses                    57.4%             57.4%           8.0%
Selling, general and administrative   10.9%             14.1%         (17.0%)

Net loss                              (8.6%)           (18.4%)        (49.6%)

Number of stores open at end
  of period                            200               202


Revenue

Revenue for the six months ended June 30, 1997 increased $1,111,060, or 7.9%, to $15,261,941 from $14,150,881 for the comparable six months of 1996. As noted in the three month period discussion above, although the number of stores in operation decreased from 202 at June 30, 1996 to 200 at June 30, 1997, total revenues increased as the 36 underperforming stores closed during this period were replaced by 34 newly opened stores with higher average revenues.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the six month periods ended June 30, 1996 and 1997.

                                                                Six Months
                           Fiscal Year Ended December 31,      Ended June 30,
                             1996        1995        1994      1997      1996
                         --------    --------    --------   -------   -------
No. of stores open
  12 months                   130           3           4       164       164
Average rental revenue   $129,440    $206,387    $114,640   $60,239   $67,219
Average product sales    $ 39,442    $ 61,648    $ 17,505   $19,232   $17,600
Average total revenue    $168,882    $268,035    $132,145   $79,471   $84,818


Average rental revenue for the six month period ended June 30, 1997 decreased from the six month period ended June 30, 1996 as a result of a video release schedule that featured fewer popular movie titles in the current year period compared to the prior year which adversely affected the video rental industry as a whole, as well as unseasonably warm weather for the first three months of 1997 in regions of the country where the Company operates. Although same store sales were down 5% in the second quarter, comparative sales for the months of May and June were up 3% reflecting improvements in sales for both rental and sell-through product. Average product sales for the six-month period ended June 30, 1997 increased from the six-month period ended June 30, 1996. The Company has pursued a more aggressive strategy in the marketing of sell-through videocassette inventory to take advantage of the high traffic volume in most of its locations and this emphasis has paid off in higher sales of videocassettes.


Operating Costs and Expenses

Cost of Sales
Cost of sales decreased from $6,473,872, or 45.7% of revenue for the six months of 1996, to $5,723,871, or 37.5% of revenue, for the six months of 1997. The decrease in cost of sales in both absolute dollars and percentage terms resulted from a decrease in product acquisition costs and efficiencies in buying created by the combination of the buying departments of the Company, E-1 and SCE during 1996.

Operating Expenses
Operating expenses increased in absolute dollars from $8,118,661, or 57.4% of revenue, for the six months ended June 30, 1996 to $8,765,302, or 57.4% of revenue, for the six months ended June 30, 1997. The higher sales levels achieved in the 1997 period resulted in higher occupancy costs since the rent paid for each location is based on a percentage of revenues, non-occupancy operating expenses on a per store basis were down in the 1997 period due to
greater efficiencies in operation.   The primary components of operating
expenses are employee compensation, occupancy, fixed asset depreciation, supplies and communications.


Selling, General and Administrative Expenses

Despite significant costs associated with being a public company incurred in the 1997 period but not in the 1996 period, selling, general and administrative expenses decreased from $1,994,338, or 14.1% of revenue, for the six months ended June 30, 1996, to $1,656,275, or 10.9% of revenue, for the six months ended June 30, 1997. The decrease was primarily the result of efficiencies gained by combining the accounting and administrative departments of the Company, E-1 and SCE in 1996.

Nonoperating Expenses, Net

Nonoperating expenses, net increased from $158,207, or 1.1% of revenue, for the six months ended June 30, 1996, to $422,717, or 2.8% of revenue, for the six months ended June 30, 1997. The increase is attributable to the increase in interest bearing debt incurred by the Company to finance its growth and operations.


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

In August 1996, Phoenix Leasing, Inc. ("Phoenix") agreed to provide asset based financing in an aggregate principal amount of $2.0 million. Amounts outstanding under the Phoenix facility bear interest at a fixed rate per annum equal to 14.525% and are payable in monthly principal and interest installments over a five-year term. The Phoenix facility may be used to finance the construction and opening of (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix facility. Under the Phoenix facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of July 31, 1997, the Company had $1,450,311 outstanding under the Phoenix facility.

On September 12, 1996, Coast Business Credit ("CBC") entered into an agreement with the Company to provide a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may draw only up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of June 30, 1997, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $3,896,710. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75% (11.25% as of June 30, 1997). The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a default under the CBC Line of Credit, to repurchase BlowOut's videocassette inventory at specified amounts. See "Rentrak Guarantee." As of July 31, 1997, the Company had $2,391,592 outstanding under the CBC Line of Credit.

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

During the first quarter of 1997 the Company entered into an agreement with Rentrak whereby payables resulting from the Company's use of the Rentrak PPT system during the first six months of 1997 are being deferred until January 1998 at which time such amounts totaling approximately $1.8 million will become due and payable in twelve equal, interest-free, monthly installments.

During the first six months of 1997, the Company opened 9 stores, primarily in Wal-Mart SuperCenters. The Company does not expect to open a significant number of additional stores during the remainder of 1997. The Company is aware of one other retailer, Blockbuster, which operates store within a store video outlets in Wal-Mart stores.

Also, during the first six months of 1997, the Company closed 9 stores that did not meet certain performance levels (consisting of 2 stores in Wal-Mart and 7 stores in Kmart). The Company has notified Kmart of its intention to close 5 additional underperforming stores by October 1997.

During the six months ended June 30, 1997, cash and cash equivalents decreased by $309,018 primarily due to net losses incurred during the period, the purchase of $3,417,763 in videocassette inventory and a $210,655 investment in capital items which was partially offset by a deferral of Rentrak payables and additional borrowings under the CBC line of credit of $918,099. The Company had cash and cash equivalents of $1,070,000 at June 30, 1997. The Company expects to meet its short-term liquidity requirements through net cash provided by operations, cash on hand and advances under the Phoenix facility and CBC Line of Credit. Management believes that these sources of cash will be sufficient to meet its operating needs at least through February 1998. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of additional video outlets to sustain the Company's growth or that funds will be available to satisfy the Company's liquidity needs beyond February 1998.

At June 30, 1997, the Company had a working capital deficit of $5,459,272. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. The Company expects to operate with a working capital deficit as it expands its store base.

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

PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

On May 6, 1997, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting") during which Seth A. Reames was elected to an initial term as director of the Company (1,721,455 votes in favor, 434,901 votes withheld). Votes were also cast, and proposals approved, for (i) the ratification of the reappointment of Price Waterhouse, LLP as the Company's independent auditors for the 1997 fiscal year (2,294,654 votes in favor, 1,144 votes against and 291,459 abstentions) and (ii) the approval of the Company's Employee Stock Purchase Plan (1,202,077 votes in favor, 107,970 votes against, 294,329 abstentions, and 551,800 broker non-votes).


Item 6.     Exhibits and Reports on Form 8-K

            Exhibit 27 - Financial Data Schedule

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     BLOWOUT ENTERTAINMENT, INC.

     August 13, 1997



     By:     /s/Thomas D. Berkompas
             ------------------------------------
             Thomas D. Berkompas
             Vice President, Chief Accounting and
             Chief Financial Officer