Form 10-Q
period 1997-09-30
BLOWOUT ENTERTAINMENT INC
filed 1997-11-14
CIK 1016626

FORM 10-Q
                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

                                     Yes (X)  No ( )

As of October 31, 1997, the Registrant had 2,433,330 shares of Common Stock ($.01 par value) outstanding.

                                  BLOWOUT ENTERTAINMENT, INC.
                                           INDEX

PART I.     FINANCIAL INFORMATION                             Page Number

      Item 1.     Financial Statements

Consolidated Balance Sheet
  September 30, 1997 (Unaudited) and December 31, 1996            1

Consolidated Statement of Operations
  Three months ended September 30, 1997 (Unaudited)
  and September 30, 1996 (Unaudited)                              2

Consolidated Statement of Operations
  Nine months ended September 30, 1997 (Unaudited)
  and September 30, 1996 (Unaudited)                              3

Consolidated Statement of Cash Flows
  Nine months ended September 30, 1997 (Unaudited)
  and September 30, 1996 (Unaudited)                              4

Notes to Consolidated Financial Statements                        5

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  6 - 14

PART II.	OTHER INFORMATION

Item 1.     Legal Proceedings                                     N/A

Item 2.     Changes in Securities                                 N/A

Item 3.     Defaults Upon Senior Securities                       N/A

Item 4.     Submission of Matters to a Vote of Security Holders   N/A

Item 5.     Other Information                                     N/A

Item 6.     Exhibits and Reports on Form 8-K                      15

                             BLOWOUT ENTERTAINMENT, INC.
                             CONSOLIDATED BALANCE SHEET

                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------
                                                 (Unaudited)
          ASSETS
Current assets:
     Cash and cash equivalents                  $ 1,101,620     $ 1,379,018
     Miscellaneous receivables                       10,893         174,105
     Prepaid expenses                               135,260         118,605
     Merchandise videocassette inventory          2,015,297       2,139,259
     Other current assets                            24,588          13,977
                                                -----------     -----------
          Total current assets                    3,287,658       3,824,964

Rental videocassette inventory, net               9,401,594       7,793,416

Equipment and leasehold improvements, net         3,803,999       4,494,933

Other assets                                         77,484               -

Intangible assets, net                            4,106,173       4,459,820
                                                -----------     -----------
          Total assets                          $20,676,908     $20,573,133
                                                ===========     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                             $ 3,273,290     $ 2,227,153
     Accounts payable                             2,679,384       4,342,395
     Accrued liabilities                          1,287,527         998,254
     Accrued payroll                                513,563         485,506
     Current portion of notes payable             1,608,129               -
     Current portion of long-term debt              506,520         414,451
                                                -----------     -----------
          Total current liabilities               9,868,413       8,467,759

Notes payable                                     4,002,793       3,263,575

Long-term debt                                    1,137,883       1,021,940
                                                -----------     -----------
          Total liabilities                      15,009,089      12,753,274
                                                -----------     -----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $.01 per
          share;1,000,000 shares authorized;
          no shares issued and outstanding                -               -
     Common stock, par value $.01 per share;
          10,000,000 shares authorized;
          2,433,330 issued and outstanding           24,336          24,336
     Additional paid-in capital                  21,947,864      21,947,864
     Accumulated deficit                        (16,304,381)    (14,152,341)
                                                -----------     -----------
          Total stockholders' equity              5,667,819       7,819,859
                                                -----------     -----------
          Total liabilities and stockholders'
           equity                               $20,676,908     $20,573,133
                                                ===========     ===========

         See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1997              1996
                                              ------------      ------------
REVENUE:

     Rental revenue                             $5,993,482       $6,116,392
     Product sales                               1,766,610        1,817,868
                                                ----------      -----------
          Total revenue                          7,760,092        7,934,260
                                                ----------      -----------
OPERATING COSTS AND EXPENSES:

     Cost of sales                               3,066,678        3,300,289
     Operating expenses                          4,493,006        4,542,245
     Selling, general and administrative           777,155          757,971
                                                ----------      -----------
          Total operating costs and expenses     8,336,839        8,600,505
                                                ----------      -----------
LOSS FROM OPERATIONS                              (576,747)        (666,245)
                                                ----------      -----------
NONOPERATING (INCOME) EXPENSE:

     Interest expense                              234,648          132,999
     Other, net                                     25,008          940,107
                                                ----------      -----------
          Total nonoperating expense               259,656        1,073,106
                                                ----------      -----------
LOSS BEFORE INCOME TAXES                          (836,403)      (1,739,351)

INCOME TAX PROVISION                                   706                -
                                                ----------      -----------
NET LOSS                                        $ (837,109)     $(1,739,351)
                                                ==========      ===========
NET LOSS PER SHARE                              $    (0.34)     $     (0.86)
                                                ==========      ===========
WEIGHTED AVERAGE COMMON SHARES                   2,433,330        2,024,679
                                                ==========      ===========

          See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             Nine months Ended September 30,
                                             -------------------------------
                                                  1997              1996
                                               -----------       -----------
REVENUE:

     Rental revenue                            $17,688,396       $17,386,228
     Product sales                               5,333,637         4,698,913
                                               -----------       -----------
          Total revenue                         23,022,033        22,085,141
                                               -----------       -----------
OPERATING COSTS AND EXPENSES:

     Cost of sales                               8,790,549         9,774,161
     Operating expenses                         13,258,308        12,660,906
     Selling, general and administrative         2,433,430         2,752,309
                                               -----------       -----------
          Total operating costs and expenses    24,482,287        25,187,376
                                               -----------       -----------
LOSS FROM OPERATIONS                            (1,460,254)       (3,102,235)
                                               -----------       -----------
NONOPERATING (INCOME) EXPENSE:

     Interest expense                              707,834           337,870
     Other, net                                    (25,461)          893,443
                                               -----------       -----------
          Total nonoperating expense               682,373         1,231,313
                                               -----------       -----------
LOSS BEFORE INCOME TAXES                        (2,142,627)       (4,333,548)

INCOME TAX PROVISION                                 9,413            12,299
                                               -----------       -----------
NET LOSS                                       $(2,152,040)      $(4,345,847)
                                               ===========       ===========
NET LOSS PER SHARE                             $     (0.88)      $     (2.30)
                                               ===========       ===========
WEIGHTED AVERAGE COMMON SHARES                   2,433,330         1,893,266
                                               ===========       ===========



           See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                             Nine months Ended September 30,
                                             -------------------------------
                                                  1997              1996
                                              ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $(2,152,040)     $(4,345,847)
     Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
          (Gain) Loss on disposal of assets         (1,233)         124,943
          Amortization of videocassette
           rental inventory                      3,460,863        3,758,480
          Depreciation                             834,354          839,523
          Amortization of intangible and
           other assets                            353,647          400,817
     Changes in current assets and
      liabilities:
          Receivables                              163,212          229,461
          Merchandise videocassette inventory      123,962       (1,366,586)
          Prepaids and other current assets        (27,266)          13,636
          Accounts payable                      (1,663,011)       1,473,507
          Accrued liabilities                      289,273         (429,599)
          Accrued payroll                           28,057          272,542
                                               -----------       ----------
     Net cash provided by operating activities   1,409,818          970,877
                                               -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of videocassette tapes, net      (5,069,041)      (6,053,788)
     Capital expenditures, net                    (142,187)      (2,062,923)
     Other assets                                  (77,484)               -
                                               -----------       ----------
     Net cash used in investing activities      (5,288,712)      (8,116,711)
                                               -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                           2,980,000
     Line of credit, net                         1,046,137                -
     Additional borrowings                       3,000,697        5,565,309
     Repayment of long-term debt                  (445,338)               -
                                               -----------       ----------
     Net cash provided by financing
      activities                                 3,601,496        8,545,309
                                               -----------       ----------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS   (277,398)       1,399,475
CASH AND EQUIVALENTS, beginning of period        1,379,018        2,606,838
                                               -----------       ----------
CASH AND EQUIVALENTS, end of period            $ 1,101,620       $4,006,313
                                               ===========       ==========

           See accompanying notes to consolidated financial statements.

                        BLOWOUT ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE 1:     Basis of Presentation

The accompanying consolidated financial statements of BlowOut Entertainment, Inc. and subsidiaries ("BlowOut" or the "Company") for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full year.


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


NOTE 3:     Reclassifications

Certain amounts in the September 30, 1996 and December 31, 1996 consolidated financial statements have been reclassified to be consistent with the September 30, 1997 presentation. These reclassifications had no effect on previously reported net loss or stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

General

The Company operates retail "store within a store" video outlets located in large mass merchant supercenters and grocery chain stores throughout the United States. The Company was formed in 1992 as a subsidiary of Rentrak
Corporation, and opened its first store within a store in January 1993.   At
year-end 1993 and 1994, the Company operated seven stores. During these periods, all of the Company's stores were located in grocery stores.

During 1995, the Company experienced accelerated growth in retail stores and revenue, primarily through (i) the acquisition by Rentrak on May 26, 1995, of a controlling interest in Entertainment One, Inc. ("E-1"), a company whose primary business was the operation of retail video outlets in Wal-Mart SuperCenters, (ii) the acquisition by Rentrak on August 31, 1995, of certain assets and assumption of certain liabilities which constituted SuperCenter Entertainment, Inc.'s retail video business and consisted of retail video outlets in Wal-Marts, Wal-Mart SuperCenters and Super Kmart Centers (the "SCE Business") and (iii) new store openings in Wal-Mart SuperCenters and, to a lesser extent, in Super Kmart Centers, Ralphs and Food 4 Less stores. During 1996, and through September 30, 1997, the Company continued to open stores, and as of September 30, 1997, the Company operated 188 retail video stores, including 150 stores located in Wal-Mart and Wal-Mart SuperCenters, 26 stores located in Super Kmart Centers and 12 stores located in Ralphs and Food 4 Less grocery stores.

As a result of the acquisitions of E-1 and the SCE business, the Company recorded approximately $5.1 million in goodwill which is being amortized over 10 to 15 years resulting in annual amortization of approximately $.5 million.

Prior to November 25, 1996, Rentrak owned 1,698,942 shares (approximately 70%) of the issued and outstanding common stock, par value $.01 per share, of the Company (the "Common Stock"). On November 25, 1996, pursuant to the terms of a Distribution Agreement between Rentrak and the Company, Rentrak distributed 1,457,343 shares of Common Stock to the holders of Rentrak common stock in the form of a special dividend.

The Company's revenue consists of rental revenue and product sales. Rental revenue includes rental of prerecorded videocassettes and video games.
Product sales are derived from the sale of new and previously viewed videocassettes and video games and, to a lesser extent, ancillary items such as blank tapes and candy.

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

Since 1993, the Company has obtained a significant amount of its new release titles through Rentrak under the PPT System. Under this system, Rentrak provides to the Company videocassettes released by certain studios. The Company pays a handling fee ($8 to $10) for each videocassette. During the revenue sharing period, which does not exceed two years, the studio owns the videocassette, and the rental revenue is shared by the studio, Rentrak and the Company on a predetermined basis. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak and the studio on a predetermined basis. At the end of the revenue sharing period for a title, the Company may purchase remaining copies of that title in the Company's inventory, generally for less than $5 per videocassette. The handling fee per videocassette is amortized on a straight-line basis over 36 months to a $6 salvage value. Revenue sharing costs are expensed when incurred.


Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                   Percentage
                                                             Change in Dollar
                             Three Months Ended September 30,     Amount From
                                      1997              1996     1996 to 1997
                                     -----             -----     ------------
Rental revenue                        77.2%             77.1%          (2.0%)
Product sales                         22.8%             22.9%          (2.8%)
     Total revenue                   100.0%            100.0%          (2.2%)
Cost of rental revenue and
  product sales                       39.5%             41.6%          (7.1%)
Operating expenses                    57.9%             57.2%          (1.1%)
Selling, general and administrative   10.0%              9.6%           2.5%
Nonoperating expenses                  3.3%             13.5%         (75.8%)

Net loss                             (10.8%)           (21.9%)        (51.9%)

Number of stores open at end
  of period                            188               192

Revenue
Revenue for the three months ended September 30, 1997 decreased $174,168, or 2.2%, to $7,760,092 from $7,934,260 for the comparable three months of 1996. The number of stores in operation decreased from 192 at September 30, 1996 to 188 at September 30, 1997 as the net result of the opening of 22 stores and the closing of 26 underperforming stores during this period. The better revenue performance achieved by the newly opened stores as compared to the stores that were closed during the period was not sufficient to overcome the relatively weak videocassette release schedule experienced during the quarter.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the three-month periods ended September 30, 1996 and 1997.

                                                               Three Months
                          Fiscal Year Ended December 31,   Ended September 30,
                           1996        1995        1994       1997       1996
                       --------    --------    --------   --------   --------
No. of stores open
  12 months                 130           3           4        159        159
Average rental revenue $129,440    $206,387    $114,640   $ 32,341   $ 33,113
Average product sales  $ 39,442    $ 61,648    $ 17,505   $  9,492   $  9,946
Average total revenue  $168,882    $268,035    $132,145   $ 41,833   $ 43,059

The decrease in average rental revenue for the three-month period ended
September 30, 1997 compared to the three-month period ended September 30, 1996 is attributed to a video release schedule that featured fewer popular movie titles in the current year period compared to the prior year, which is believed to have adversely affected the video rental industry as a whole. Average product sales for the three-month period ended September 30, 1997 decreased slightly from the three-month period ended September 30, 1996 reflecting the impact of decreased rental activity on product sales.


Operating Costs and Expenses

Cost of Sales
Cost of sales decreased from $3,300,289, or 41.6% of revenue for the three months ended September 30, 1996, to $3,066,678, or 39.5% of revenue, for the three months ended September 30, 1997. The decrease in cost of sales in both absolute dollars and percentage terms resulted from a decrease in product acquisition costs and efficiencies in buying created by the combination of the buying departments of the Company, E-1 and SCE during 1996.



Operating Expenses
Operating expenses increased slightly as a percentage of revenue from 57.2% for the three months ended September 30, 1996, to 57.9% for the three months ended
September 30, 1997. Although sales levels were down slightly in the 1997 period compared to the 1996 period, costs associated with the closing stores in the 1997 period resulted in operating expenses that decreased at a slower rate than sales. The primary components of operating expenses are employee compensation, occupancy, fixed asset depreciation, supplies and communications.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased only slightly in absolute dollars from $757,971 for the three months ended September 30, 1996, to $777,155 for the three months ended September 30, 1997. The significant costs associated with being a public company offset cost savings resulting from management's successful focus on operational efficiency. The slight increase in selling, general and administrative expense as a percentage of revenues from 9.6% for the 1996 period to 10.0% for the 1997 period was a result of SG&A costs being spread over a slightly lower revenue base.


Nonoperating Expenses

Nonoperating expenses decreased from $1,073,106, or 13.5% of revenue, for the three months ended September 30, 1996, to $259,656, or 3.3% of revenue, for the three months ended September 30, 1997. The 1996 period was unfavorably impacted by charges of approximately $950,000 related to the spin-off from Rentrak. Taking this into account, nonoperating expenses actually increased approximately $137,000, which is attributable to the increase in interest bearing debt incurred by the Company to finance its growth and operations.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September
30, 1996

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.


                                                                   Percentage
                                                             Change in Dollar
                              Nine Months Ended September 30,     Amount From
                                      1997              1996     1996 to 1997
                                   --------           -------    ------------
Rental revenue                        76.8%             78.7%           1.7%
Product sales                         23.2%             21.3%          13.5%
     Total revenue                   100.0%            100.0%           4.2%
Cost of rental revenue and
  product sales                       38.2%             44.3%         (10.1%)
Operating expenses                    57.6%             57.3%           4.7%
Selling, general and administrative   10.6%             12.5%         (11.6%)
Nonoperating expenses                  3.0%              5.6%         (44.6%)

Net loss                              (9.3%)           (19.7%)        (50.5%)

Number of stores open at end
  of period                            188               192


Revenue
Revenue for the nine months ended September 30, 1997 increased $936,892, or 4.2%, to $23,022,033 from $22,085,141 for the comparable nine months of 1996. Although the number of stores in operation decreased from 192 at September 30, 1996 to 188 at September 30, 1997, total revenues increased as the 26 underperforming stores closed during this period were replaced by 22 newly opened stores with higher average revenues.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the nine-month periods ended September 30, 1996 and 1997.

                                                                Nine Months
                           Fiscal Year Ended December 31,   Ended September 30,
                             1996        1995        1994       1997       1996
                         --------    --------    --------   --------   --------
No. of stores open
  12 months                   130           3           4        159        159
Average rental revenue   $129,440    $206,387    $114,640   $ 95,389   $102,313
Average product sales    $ 39,442    $ 61,648    $ 17,505   $ 28,757   $ 27,757
Average total revenue    $168,882    $268,035    $132,145   $124,146   $130,070


Average rental revenue for the nine-month period ended September 30, 1997 decreased from the nine-month period ended September 30, 1996 as a result of a video release schedule that featured fewer popular movie titles in the current year period compared to the prior year, which is believed to have adversely affected the video rental industry as a whole, as well as unseasonably warm weather for the first three months of 1997 in regions of the country where the Company operates. Average product sales for the nine-month period ended September 30, 1997 increased from the nine-month period ended September 30, 1996. The Company has pursued a more aggressive strategy in the marketing of sell-through videocassette inventory to take advantage of the high traffic volume in most of its locations and this emphasis has paid off in higher sales of videocassettes.


Operating Costs and Expenses

Cost of Sales
Cost of sales decreased from $9,774,161, or 44.3% of revenue for the nine months of 1996, to $8,790,549, or 38.2% of revenue, for the nine months of 1997. The decrease in cost of sales in both absolute dollars and percentage terms resulted from a decrease in product acquisition costs and efficiencies in buying created by the combination of the buying departments of the Company, E-1 and SCE during 1996.

Operating Expenses
Operating expenses increased in absolute dollars from $12,660,906, or 57.3% of revenue, for the nine months ended September 30, 1996 to $13,258,308, or 57.6% of revenue, for the nine months ended September 30, 1997. The higher sales levels achieved in the 1997 period resulted in higher occupancy costs since the rent paid for each location is based on a percentage of revenues. In addition, costs associated with the closing of stores in the 1997 were higher than in the comparable 1996 period. Recurring non-occupancy operating expenses on a per store basis were down in the 1997 period due to greater efficiencies in operation. The primary components of operating expenses are employee compensation, occupancy, fixed asset depreciation, supplies and communications.


Selling, General and Administrative Expenses

Despite significant costs associated with being a public company incurred in the 1997 period but not in the 1996 period, selling, general and administrative expenses decreased from $2,752,309, or 12.5% of revenue, for the nine months ended September 30, 1996, to $2,433,430, or 10.6% of revenue, for the nine months ended September 30, 1997. The decrease was primarily the result of efficiencies gained by combining the accounting and administrative departments of the Company, E-1 and SCE in 1996.


Nonoperating Expenses, Net

Nonoperating expenses, net decreased from $1,231,313, or 5.6% of revenue, for the nine months ended September 30, 1996, to $682,373, or 3.0% of revenue, for the nine months ended September 30, 1997. The decrease is attributable to the lack in the 1997 period of approximately $950,000 in expenses incurred in the 1996 period related to the spin-off from Rentrak, partially offset by an increase in interest costs related to increased debt incurred by the Company to finance its growth and operations.


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

In August 1996, Phoenix Leasing, Inc. ("Phoenix") agreed to provide asset based financing in an aggregate principal amount of $2.0 million. Amounts outstanding under the Phoenix facility bear interest at a fixed rate per annum equal to 14.525% and are payable in monthly principal and interest installments over a five-year term. The Phoenix facility may be used to finance the construction and opening of (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix facility. Under the Phoenix facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of October 31, 1997, the Company had $1,387,181 outstanding under the Phoenix facility.

On September 12, 1996, Coast Business Credit ("CBC") entered into an agreement with the Company to provide a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may draw only up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of October 31, 1997, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $4,008,546. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the Bank of America Reference Rate plus 2.75%. The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a default under the CBC Line of Credit, to repurchase BlowOut's videocassette inventory at specified amounts. See "Rentrak Guarantee." As of October 31, 1997, the Company had $2,835,877 outstanding under the CBC Line of Credit.

On July 22, 1996, the Company entered into an agreement with Star Video to provide the Company with videocassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,975 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company became obligated to pay Star Video $120,487 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's exclusive supplier of new videocassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or (ii) repayment of such promissory note. This promissory note is secured by a guaranty of Rentrak.

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

During the first quarter of 1997 the Company entered into an agreement with Rentrak whereby payables resulting from the Company's use of the Rentrak PPT system during the first six months of 1997 are being deferred until January 1998 at which time such amounts totaling approximately $2.1 million will become due and payable in twelve equal, interest-free, monthly installments.

During the first nine months of 1997, the Company opened 11 stores, primarily in Wal-Mart SuperCenters. The Company does not expect to open a significant number of additional stores during the remainder of 1997. The Company is aware of one other retailer, Blockbuster, which operates store within a store video outlets in Wal-Mart stores.

Also, during the first nine months of 1997, the Company closed 23 stores that did not meet certain performance levels (consisting of 13 stores in Wal-Mart and 10 stores in Kmart). Since September 30, 1997, the Company has closed an additional 5 Kmart stores that did not meet performance levels. In addition, the Company has notified Kmart of its intention to close 7 additional underperforming stores by March 1998.

During the nine months ended September 30, 1997, cash and cash equivalents decreased by $277,398 due to net losses incurred during the period, the purchase of $5,069,041 in videocassette inventory and a $142,187 net investment in capital items which was partially offset by a deferral of Rentrak payables and additional borrowings under the CBC line of credit totaling $3,601,496.
The Company had cash and cash equivalents of $1,101,620 at September 30, 1997. The Company expects to meet its short-term liquidity requirements through net cash provided by operations, cash on hand and advances under the Phoenix facility and CBC Line of Credit. Management believes that these sources of cash will be sufficient to meet its operating needs at least through February 1998. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of additional video outlets to sustain the Company's growth or that funds will be available to satisfy the Company's liquidity needs beyond February 1998.

At September 30, 1997, the Company had a working capital deficit of $6,580,755. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital.
The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. The Company expects to operate with a working capital deficit as it expands its store base.

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

     November 13, 1997



     By:     /s/Thomas D. Berkompas
             ------------------------------------
             Thomas D. Berkompas
             Vice President, Chief Accounting and
             Chief Financial Officer