Form 10-K
period 1997-12-31
BLOWOUT ENTERTAINMENT INC
filed 1998-03-30
CIK 1016626

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        ---
           EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ---
          EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission file number: 0-21327

                           BLOWOUT ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its Charter)

                       Delaware                                                    87-0498950
             (State or other jurisdiction                             (I.R.S. employer identification no.)
           of incorporation or organization)

               7700 NE Ambassador Place
             One Airport Center, 2nd Floor
                Portland, Oregon 97220                                           (503) 331-2729
       (Address of principal executive offices,                          (Registrant's telephone number,
                  including zip code)                                         including area code)


           Securities registered pursuant to Section 12(b) of the Act:


                  Title of each class                      Title of each exchange on which registered
                  -------------------                      ------------------------------------------
                         None                                                 None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,452,796 based on the closing sale price of $1.34 per share as quoted on the Nasdaq Stock Market on March 13, 1998.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 13, 1998 was 2,433,330.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents of the registrant are incorporated herein by reference:


        Document                                               Part of Form 10-K
        --------                                               -----------------
Proxy Statement for the 1998 annual meeting of stockholders           III


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

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         BlowOut Entertainment, Inc. (the "Company") operates retail "store within a store" videocassette and video game outlets located in large mass merchant supercenters and grocery chain stores throughout the United States. As of December 31, 1997, the Company operated 184 retail video stores, including 148 stores located in Wal-Mart SuperCenters, 24 stores located in Super Kmart Centers, six stores in Ralphs under the name "Videos & More", and six stores located in Food 4 Less under the name "BlowOut Video." In January 1998, the Company signed an agreement with Fred Meyer Stores, Inc. ("Fred Meyer") to open video rental departments inside select Fred Meyer stores. Fred Meyer, headquartered in Portland, Oregon, is a major western retailer that currently operates 113 large, one-stop-shopping centers in six western states. During the first quarter of fiscal 1998, the Company opened three stores in Fred Meyer retail centers under the name "Videos & More."

         The Company's revenue consists of rental revenue and product sales. Rental revenue includes rental of prerecorded videocassettes and video games. Product sales are derived from the sale of new and previously viewed videocassettes and video games and, to a lesser extent, ancillary items such as blank tapes and candy.

         The Company was formed in 1992 as a subsidiary of Rentrak Corporation ("Rentrak"), and opened its first store within a store in January 1993. At year-end 1993 and 1994, the Company operated seven stores. During these periods, all of the Company's stores were located in grocery stores. During 1995, the Company experienced accelerated growth in retail stores and revenue, primarily through (i) the acquisition by Rentrak on May 26, 1995, of a controlling interest in Entertainment One, Inc. ("E-1"), a company whose primary business was the operation of retail video outlets in Wal-Mart SuperCenters, (ii) the acquisition by Rentrak on August 31, 1995, of certain assets and assumption of certain liabilities which constituted SuperCenter Entertainment, Inc.'s retail video business and consisted of retail video outlets in Wal-Marts, Wal-Mart SuperCenters and Super Kmart Centers (the "SCE Business") and (iii) new store openings in Wal-Mart SuperCenters and, to a lesser extent, in Super Kmart Centers, Ralphs and Food 4 Less stores.

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

         The principal executive offices of the Company are located at 7700 NE Ambassador Place, One Airport Center, Second Floor, Portland, Oregon 97220, telephone (503) 331-2729.

BUSINESS

The Videocassette Retail Industry

         According to video industry trade publications, videocassette retail industry revenues were approximately $16.8 billion in 1997. Of the total videocassette retail industry revenues in 1997, videocassette rental revenues were approximately $9.2 billion and videocassette sales revenues were approximately $7.6 billion.

         The industry is characterized by a high degree of fragmentation, with only nine chains in 1997 operating in excess of 100 video specialty stores and the average chain operating fewer than 50 stores. The Company believes that in recent years the videocassette retail industry has begun to consolidate as regional chains and smaller video specialty store operations are acquired by operators with greater access to capital.

         The Company believes that the home videocassette market has become the single largest source of revenues for motion picture distributors, providing the majority of total revenues in 1997. Due to the high production costs of films today, the Company believes that without home video revenues, most films would be unprofitable. Furthermore, in order to quickly recoup the large theatrical marketing budgets that often exceed the film's production cost, most films are released simultaneously in a large number of theaters. This broad exposure usually results in most theaters only playing the film for a few weeks before replacing it with another release.

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

         In the Company's experience, the movie studios typically set the initial wholesale price of prerecorded videos at between $60 and $75, which encourages rental rather than sale. To maximize revenues to the studios, after approximately six to twelve months the studios will often lower the selling price of these same videocassettes to between $10 and $20. In addition, a relatively small number of titles that are believed to have broader consumer appeal, such as Jerry Maguire, Liar, Liar and Jurassic Park - Lost World, are wholesaled initially by the studios at between $12 and $17 to encourage their purchase rather than rental. While much of this type of product is heavily promoted as "sell-through" titles by all types of mass market retailers, the video specialty stores offer this product both for sale and rental and thus also attract the customer who prefers to rent rather than buy despite a title's relatively low purchase price.

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

         New technologies for releasing film titles for home viewing, including a digital video disc format, have recently been introduced and others are currently being developed and such technologies could ultimately result in a competitive alternative to videocassettes.

Business Strategy

         The Company's current business strategy is based on three key advantages management believes the Company enjoys: (i) its position in the retail video rental industry with its "store within a store" concept; (ii) its ability to "piggyback" on what management believes will be the continued success of Wal-Mart SuperCenters, Super Kmart Centers, Ralphs and Food 4 Less grocery stores, and Fred Meyer retail centers; and (iii) its existing relationship with its host vendors. In addition, it is the Company's strategy to seek to open video retail outlets in other mass retail and grocery stores. To capitalize on these points, the Company has taken or intends to take the following steps: (a) increase the number of videocassettes each store sells; (b) increase the videocassette inventory of new releases that each store carries; (c) change the mix of inventory of each store to increase the number of video games and family and children's movies available; (d) continue to utilize market research to improve the inventory mix of videocassettes and games; (e) endeavor to hold down marketing costs by using common advertising for all locations; (f) use its centralized computer system to track overnight reporting of results from individual stores; and (g) use a common store design to reduce construction costs.

         The Company opened 11 new stores during fiscal 1997. The Company closed 12 stores in Super Kmart Centers and 15 in Wal-Mart Supercenters 1997. The Company currently anticipates opening 13 additional stores in 1998, including four in Fred Meyer, one in Ralph's and eight in Wal-Mart.

         The Company intends to implement expansion and growth strategies for opening additional "store within a store" outlets in Wal-Mart SuperCenters, and, to a lesser extent, in Fred Meyer and Ralphs. The Company typically is offered store locations six months in advance of the target store opening date. The actual number of store openings will depend upon a number of factors outside the Company's control, including the expansion plans of Wal-Mart, Fred Meyer and Ralphs, the number of store locations offered to the Company and the opportunities to open stores in other mass retail and grocery stores. Thus, the actual number of store openings could vary significantly from the plan.

         Capital outlays of approximately $100,000 are required to open each new store. Continued losses and limited capital caused the Company to open new stores at a very moderate rate during fiscal 1997. The Company believes that its existing operating cash flow and credit facilities, including a new $1.5 million credit facility being provided by Culture Convenience Club Co. Ltd. ("CCC"), the Company's largest stockholder, will provide the capital necessary to open the new stores that are planned to be opened during fiscal 1998. See Liquidity and Capital Resources below for further details. If the Company decides to open more than 13 new stores during fiscal 1998, the Company may have to obtain other debt or equity financing or expand more slowly than desired. After 1998, additional sources of debt and equity capital may be required to continue to meet the Company's expansion strategy. There can be no assurance that the Company will be able to obtain any such additional financing on reasonable terms. Failure to meet the expansion schedule of the host stores could have a material adverse effect on the Company. There can be no assurance that the Company will be able to attract and retain a sufficient number of skilled store managers to implement its growth strategy.

Supercenters

         Wal-Mart SuperCenters and Super Kmart Centers are large stores that feature a full line of general merchandise and groceries as well as a variety of ancillary services provided by independent third parties including video rentals, dry cleaning, hair care, optical and floral shops, all intended to provide customers with "one stop" shopping.

         Wal-Mart. According to Wal-Mart, Wal-Mart SuperCenters average 181,000 square feet in size. Wal-Mart opened its first SuperCenter in 1988. Wal-Mart was operating 436 SuperCenters by December 31, 1997. The majority of the SuperCenters are located in Texas, Tennessee, Georgia and Missouri, and the Company expects Wal-Mart to continue to concentrate store openings in small towns in the southeastern, southwestern, and midwestern United States. The Company believes that it and Blockbuster Entertainment, Inc. are currently the only two providers of "store within a store" retail video outlets to Wal-Mart.

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

         Fred Meyer. Fred Meyer Stores, Inc., headquartered in Portland, Oregon, is a major western retailer that currently operates 113 large, one-stop shopping centers in six western states. They are part of a larger Company which also includes Smiths Food and Drug Centers, Quality Food Centers and Ralphs Grocery Company. Together they form a $15 billion multi-regional supermarket chain. The Company believes that it and Hollywood Entertainment Corporation are currently the only two providers of "store within a store" retail video outlets to Fred Meyer.

Stores

         At December 31, 1997, the Company operated a total of 184 stores, consisting of 148 stores in Wal-Mart and Wal-Mart SuperCenters, 24 Stores in Super Kmart Centers, six stores in Food 4 Less under the name "BlowOut Video" and six additional stores in Ralphs under the name "Videos & More." In 1997, the Company closed 27 under-performing stores, 12 in Kmart and 15 in Wal-Mart. BlowOut Video stores in Wal-Mart stores and Wal-Mart SuperCenters range from 840 square feet to approximately 1,300 square feet in size. Stores within Super Kmart Centers average approximately 1,000 square feet in size. Locations within Ralphs occupy between 800 and 2,800 square feet. In all locations, stores do not have separate outside entryways, but open within the store in which they are located. The majority of the Company's stores have "drop boxes" located outside the building so that customers may return videocassettes without having to come into the store.

         The following table sets forth the store development activities of the Company during the periods indicated:


                                                          1997    1996    1995
                                                          ----    ----    ----

Stores open beginning of period                            200     157       7
Stores opened or acquired in period                         11      70     154
Stores closed in period                                    (27)    (27)     (4)
                                                           ---     ---     ---
Stores open at end of period                               184     200     157


         Wal-Mart, Kmart, and Ralphs each typically provides, at its expense, semi-finished space, including walls, HVAC, utilities and paint, for BlowOut Video stores. The Company then completes such stores, including installation of carpeting, computers and other fixtures, at the Company's expense. BlowOut Video stores use a common store design to control the Company's construction costs. The Company contracts with third parties to build out BlowOut Video stores across the United States. The cost to the Company to construct and open a typical BlowOut Video store, including inventory, fixtures (including any outside drop boxes), and computers averages approximately $100,000.

Operations

         General operations of the Company's business are administered by the Vice President of Operations with the assistance of an Assistant Director of Operations. The Vice President of Operations reports directly to the President.

         Individual BlowOut Video stores are organized into districts consisting of approximately 16 stores and each district is, in turn, organized into areas of four stores. One store manager in each area is appointed as Area Manager to oversee his or her store and the other three stores in the area. One Area Manager in the district is selected by the Company to serve as the District Manager.

         While the typical Wal-Mart SuperCenter and Super Kmart Center operates 24 hours per day every day of the year except Christmas Day, BlowOut Video stores are typically open from 9:00 a.m. to 11:00 p.m., with a total of 135 "employee hours" required on all but a few of the busiest weeks of the year.

         All stores use a Ketec or Sensormatic anti-theft security system, with all merchandise inventories labeled to deter pilferage. Stores record rental and sale transactions on a personal computer which uses an off-the-shelf, point-of-sale video inventory management system. Each store has a telephone modem which is programmed to communicate rental and sales information daily to the Company headquarters, where the data is processed to provide inventory tracking, employee performance, and financial data to management.

         Each BlowOut Video store has in inventory an average of 3,500 videocassettes held for rental. Rental rates are based upon a tiered system: (i) "new releases" are rented at rates ranging from $2.78 to $3.00 for one to two days, (ii) "catalogue" items are rented at a rate of $1.50 to $1.78 for five to seven days, and (iii) "children's" videos are rented at rates ranging from $0.98 to $1.78 for five to seven days, subject to adjustment for local conditions. After 60 days, some of the videocassettes may be made available for sale as "previously viewed" at prices ranging from $1.88 to $9.88. The Company promotes sales by advertising, principally through local newspapers and distribution of flyers inside the host stores, and direct mail. Although the Company is affected somewhat by seasonal fluctuations in the release of videocassette titles, customer traffic patterns in host stores and weather conditions, the Company does not believe that the video retail industry is seasonal in any material respect.

Suppliers

         Orders for merchandise are placed to Star Video Entertainment L.P. ("Star Video"), for traditional rental and new sale videocassettes, and Rentrak for Rentrak's "pay per transaction" system (the "PPT System") rental cassettes. Used videocassettes and video games are purchased from a number of vendors. The Company believes it could replace any of these suppliers, except Rentrak, with suppliers whose pricing and availability would be comparable. The Company directs virtually all of its suppliers of merchandise, supplies, and fixtures to deliver the material directly to each of its retail locations. In the past and currently, the Company has purchased videocassettes from various suppliers other than Rentrak including Ingram, Funatics and Movies 4 Sale. The Company does not have any long-term contracts with any videocassette suppliers other than Rentrak and Star Video.

         On July 22, 1996, the Company entered into an agreement with Star Video (the "Star Video Agreement") to provide the Company with videocassettes for rental and sale and with video games for sale. Star Video paid off the balance of a promissory note in the amount of $240,975 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company is obligated to pay Star Video $120,487 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's primary supplier of new videocassettes for rental and sale, with the exception of PPT videocassettes purchased from Rentrak, until the later of (i) July 21, 1997, or (ii) repayment of such promissory note.

         Under the PPT System, the Company leases videocassettes from Rentrak under a revenue-sharing arrangement. Pursuant to this arrangement, the Company pays a fixed "handling fee" for each videocassette leased from Rentrak and a "transaction fee" each time a videocassette is rented.

         During fiscal 1997, BlowOut's two primary videocassette distributors supplied 55.1% and 20.9% of BlowOut's total tape purchases. No other distributors provided more than 10% of the total videocassette purchases for fiscal 1997.

Dependence on Host Stores

         The Company is highly dependent on its relationships with its host stores, particularly its relationships with Wal-Mart and Kmart, in whose stores currently 93% of the Company's outlets are located. There can be no assurance that the host stores will open additional stores in locations which are commercially viable for retail video operations, or that the number of future stores opened by the host stores will meet the Company's expansion plans. Any host store could change its development or operation plans at any time. The Company's management believes that the strategy of Wal-Mart, Kmart and Fred Meyer is to have more than one vendor operating "store within a store" video rental and sales outlets. For example, Wal-Mart has leased space in certain Wal-Mart stores to Blockbuster Video and Fred Meyer has leased space in certain of its stores to Hollywood Entertainment Corporation. The Company has an exclusive arrangement to operate video retail outlets in Ralphs. There can be no assurance that host stores will not operate their own video rental and sale outlets.

         The Company is party to master leases with Wal-Mart and Kmart, respectively, for its stores. The Wal-Mart master lease expires on November 18, 1999 and the Kmart master lease expires on September 20, 1999. Each of these master leases provides for an initial five-year term for each new store, with an additional five-year optional renewal term. Either party to the Wal-Mart and Kmart leases can elect to close stores which fail to generate a minimum level of revenues. Although there currently are stores operated by the Company in both Wal-Mart and Kmart locations that are not performing at such minimum levels, neither Wal-Mart nor Kmart has exercised its right to close such stores. However, the Company elected to close 27 stores (consisting of 15 stores in Wal-Marts and 12 stores in Kmart) in 1997. The Company closed an additional four stores, three in Wal-Mart and one in Kmart, in early 1998. The Company has no exclusive right to open stores in Wal-Mart and Kmart stores and no control over the geographic area or market in which new stores will be located. The master leases also allow Wal-Mart or Kmart, under certain conditions, to restrict the ability of the Company to sell videocassette titles which are being sold in particular Wal-Mart or Kmart stores, respectively. There can be no assurance that the Company will be able to operate stores within either Wal-Mart or Kmart stores for any period of time following the terms provided in the master leases. Furthermore, although the Company has signed an agreement with Fred Meyer to open a small number of stores and plans to seek to open video retail outlets in other mass retail and grocery stores, if either Wal-Mart or Kmart terminates its relationship with the Company, there can be no assurance that the Company could find a suitable local, regional or national retail mass merchant with sufficient stores to support its "store within a store" retail concept.

Competition

         The videocassette and video game rental and sales industry is highly competitive, with numerous national, regional and local video store operators. Competitors such as Blockbuster Video have substantially greater financial resources and marketing capabilities than those of the Company. The Company believes that Wal-Mart has entered into an agreement with Blockbuster Video to operate video "store within a store" outlets in certain SuperCenters. Because a majority of the Wal-Mart and Kmart stores in which the Company operates are located in rural areas, the video operations also face competition from other supermarket rental operations, a growing segment of the business. In addition, the Company competes with a number of other leisure and retail entertainment providers, including television, movie theaters, bowling alleys and sporting events.

         In addition to the direct competition from video retailers described above, the Company faces indirect competition from alternative delivery technologies which are intended to provide video entertainment directly to the consumer. These technologies include: (i) direct broadcast satellite transmission systems, which broadcast movies in digital form direct from satellites to small antennas in the home; (ii) cable systems, which may transmit digital format movies to the home over cable systems employing fiber optic technology; and (iii) pay cable television systems, which may employ digital data compression techniques to increase the number of channels available and hence the number of movies which can be transmitted. Another source of indirect competition comes from program suppliers releasing titles intended for "sell-through" rather than rental to consumers at prices of approximately $10 to $30 per videocassette. To date, such "sell-through" pricing has generally been limited to certain newly released hit titles with wide general family appeal. As the Company's business is dependent upon the existence of a home video rental market, a substantial shift in the video business to alternative technologies or "sell-through" policies could have a material adverse effect on the Company's future operations. Such growth in sell-through videocassettes has been influenced, in part, by sales from discount merchants, including Wal-Mart.

Marketing and Advertising

         With advertising credits and market development funds that it receives from its video suppliers and movie studios, the Company uses radio advertising, direct mail, newspaper advertising, discount coupons and promotional materials to promote new releases, its video stores and its tradename. Using copy prepared by the Company and the respective movie studios, advertising is primarily placed by the distributor. Expenditures for marketing and advertising above the amount of the Company's advertising credits from its suppliers and movie studios have been minimal. The Company anticipates that marketing and advertising expenditures, net of credits from its suppliers and allowances from movie studios, will remain minimal in fiscal 1998. The Company also benefits from the advertising and marketing by studios and theatres in connection with their efforts to promote films and increase box office revenues.

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

Employees

         As of December 31, 1997, the Company employed approximately 213 persons full-time and 843 persons part-time. None of the Company's employees is covered by a collective bargaining agreement with the exception of non-management employees in three Ralphs locations. The Company does not have more than 13 employees subject to this agreement. The Company provides medical insurance and other benefits for eligible employees. The Company generally considers its relationships with its employees to be good.

         The Company's Board of Directors approved an Employee Stock Purchase Plan in 1996. This plan authorizes up to 200,000 shares of common stock to be issued to its full-time employees and directors. Under the terms of this plan, employees can choose each year to have up to 10% of their annual total compensation withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the prevailing market price. The effective date of this plan was January 1, 1997. During 1997 a total of 10,650 shares were purchased in the open market under this plan.

Executive Officers of the Registrant

         The executive officers of the Company are:


                                                                                                    Officer of
               Name                        Age                Position with the Company         the Company Since
               ----                        ---                -------------------------         -----------------
Steve Berns                                 39          President                                      1992
Thomas D. Berkompas                         36          Chief Financial Officer                        1997
Harold Heyer                                38          Vice President of Operations                   1995


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

         Thomas D. Berkompas. Mr. Berkompas, a certified public accountant, has served as Chief Financial Officer of the Company since April 23, 1997. Prior to that he was employed as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Western Power & Equipment Corp. of Vancouver, Washington, a corporation engaged in the sale, rental and servicing of light to heavy construction equipment and related products. Prior to that, Mr. Berkompas was a Senior Audit Manager with Price Waterhouse in San Jose, California and Portland, Oregon. Mr. Berkompas earned his bachelor's degree in business economics with an accounting emphasis from Calvin College in Grand Rapids, Michigan in 1983.

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

         The Company entered into an amended and restated employment agreement dated as of March 1, 1996 and amended as of November 4, 1996 (the "Berns Agreement") with Steve Berns, pursuant to which Mr. Berns is to serve as President of the Company until October 31, 1999, or until otherwise terminated pursuant to the terms thereof. During the term of the Berns Agreement, Mr. Berns is to receive a base annual salary of $150,000 (the "Berns Base Salary"). The Berns Base Salary adjusts automatically each October 1 to give effect to changes in the Consumer Price Index. The Berns Agreement provides that the Company may pay Mr. Berns a bonus or other additional compensation above the Berns Base Salary at its discretion. Under the Berns Agreement, the Company provides Mr. Berns with vacation and holiday pay, medical and life insurance under the Company's then-current terms, and a car allowance of $500 per month. The Berns Agreement also requires the Company to pay Mr. Berns a severance payment of an amount equal to the Berns Base Salary accrued through and including the date of termination if Mr. Berns' employment is terminated due to his death or disability. If, within two years after a Change of Control (as defined in the Berns Agreement), termination is by the Company without cause or by Mr. Berns for Good Reason (as defined in the Berns Agreement), the Company shall pay Mr. Berns a lump sum payment in an amount equal to the greater of (i) the Berns Base Salary through October 31, 1999, or (ii) twelve months' of the annual Berns Base Salary. If termination is by the Company other than for cause or death or disability of Mr. Berns, the Company will pay him an amount equal to the Berns Base Salary through and including October 31, 1999 plus severance payments equal to six months of the annual Berns Base Salary, subject to demonstration by Mr. Berns that he is using his best efforts to find other employment. The Agreement also contains a nonsolicitation covenant and agreement not to disclose confidential information. On October 26, 1995, Mr. Berns and the Company entered into a non-competition agreement, which was subsequently amended on December 12, 1995. Under such agreement, during the period of his employment with the Company, and for 24 months thereafter, Mr. Berns will not engage in any business involving video store departments which are inside either mass market or grocery retailers anywhere in the United States or other geographical area where the Company conducts its business or sells or distributes its products or services.

         Effective April 22, 1997, the Company entered into an employment agreement with Thomas Berkompas, pursuant to which Mr. Berkompas serves as Chief Financial Officer of the Company until April 30, 1999 or until otherwise terminated pursuant to the terms thereof (the "Berkompas Agreement"). During the term of the Berkompas Agreement, Mr. Berkompas is to receive a base annual salary of $103,000 (the "Berkompas Base Salary"). The Berkompas Base Salary adjusts automatically each May 1 to give effect to changes in the Consumer Price Index. The Berkompas Agreement further provides that Mr. Berkompas will participate in any bonus plan adopted by the Company, including any cash bonus pools established by the Company from time to time for its corporate executives. The Berkompas Agreement also requires the Company to pay Mr. Berkompas a severance payment of an amount equal to the Berkompas Base Salary accrued through and including the date of termination if Mr. Berkompas's employment is terminated due to his death or disability. If, within two years after a Change of Control (as defined in the Berkompas Agreement), termination is by the Company without cause or by Mr. Berkompas for Good Reason (as defined in the Berkompas Agreement), the Company shall pay Mr. Berkompas a lump sum payment in an amount equal to the greater of (i) the Berkompas Base Salary through April 30, 1999 or (ii) six months' of the annual Berkompas Base Salary. If termination is by the Company other than for cause or Mr. Berkompas's death or disability, the Company will pay him severance payments in an amount equal to six months of the annual Berkompas Base Salary, subject to the demonstration by Mr. Berkompas that he is using his best efforts to find other employment. Pursuant to the Berkompas Agreement, Mr. Berkompas and the Company entered into a non-competition agreement pursuant to which during the period of his employment with the Company, and for 24 months thereafter, Mr. Berkompas will not engage in any business involving video store departments which are inside either mass market or grocery retailers anywhere in the United States or other geographical area where the Company conducts its business or sells or distributes its products or services.

         Effective April 22, 1996 and amended as of November 4, 1996, the Company entered into an employment agreement (the "Heyer Agreement") with Harold Heyer, pursuant to which Mr. Heyer is to serve as Vice President of Operations of the Company until August 30, 1999 or until otherwise terminated pursuant to the terms thereof. During the term of the Heyer Agreement, Mr. Heyer receives an annual base salary of $90,000 (the "Heyer Base Salary"). If Mr. Heyer's employment is terminated due to Mr. Heyer's death or disability, the Company will pay Mr. Heyer a lump sum severance payment in an amount equal to the Heyer Base Salary accrued through and including the date of termination. If, within two years after a Change of Control (as defined in the Heyer Agreement), termination is by the Company without cause or by Mr. Heyer for Good Reason (as defined in the Heyer Agreement), the Company shall pay Mr. Heyer a lump sum payment in an amount equal to the lesser of (i) the Heyer Base Salary through August 30, 1999, or (ii) six-months of the Heyer Base Salary. If termination is by the Company other than for cause or Mr. Heyer's death or disability, the Company will pay him severance payments in an amount equal to six months of the annual Heyer Base Salary, subject to the demonstration by Mr. Heyer that he is using his best efforts to find other employment, and further subject to reduction by the amount of remuneration in any form received from such other employment during such six-month period. The Heyer Agreement also contains Mr. Heyer's agreement not to disclose confidential information and a non-competition agreement, pursuant to which, during the period of his employment with the Company and for 24 months thereafter, Mr. Heyer will not engage in any business (i) involving the revenue sharing method of wholesale distribution of home videocassettes, (ii) which is substantially similar to leased store video operations, or (iii) which competes with any business then engaged in by the Company or its affiliates any where in the United States or other geographical area where the Company conducts its business or sells or distributes its products or services.

ITEM 2 - PROPERTIES

Store Leases

         The Company leases space for each of its BlowOut Video stores pursuant to various master leases. The following summaries set forth the material terms of such master leases.

         Wal-Mart. In January 1993, the Company entered into a non-exclusive master lease with Wal-Mart, which was amended on May 15, 1995 and May 14, 1996 (as amended, the "Wal-Mart Master Lease"), under which the Company, as it opens each store, executes a standard lease with Wal-Mart. Each such lease is for a five-year period, with one option to renew for an additional five-year period. Rent is calculated as a percentage of revenues generated by the store. The Company is also liable for its pro rata share of common area maintenance expenses, insurance and real estate taxes. If the volume of gross sales from a given store that has been opened at least 12 months is less than a predetermined amount in any consecutive 12-month period, either the Company or Wal-Mart, on 60 days' written notice to the other, may terminate the standard lease with respect to the store. The Company exercised its option to close 15 stores in Wal-Mart in fiscal 1997 and eight stores in Wal-Mart in the first quarter of 1998 for failure to achieve minimum sales volume. No stores have been closed at the election of Wal-Mart.

         Kmart. Effective September 21, 1994, the Company entered into a non-exclusive master sublease agreement with Kmart, which was amended on April 1, 1995, January 21, 1996 and November 7, 1996 (as amended, the "Kmart Master Lease"), under which the Company, as it opens each store, executes a rider for a specified term with Kmart. The Kmart Master Lease has a term of five years, with one option to renew for an additional five-year term. The Company pays an annual minimum rent of $3.75 per square foot, and additional rent calculated as a percentage of gross revenues. If the volume of annual gross revenues from a given store that has been open at least 12 months is less than certain predetermined amounts, either the Company or K-Mart may, on written notice to the other within 180 days following the anniversary date of that store's rider, terminate the lease with respect to that store. The Company opened one new store under the Kmart Master Lease in 1997. The Company exercised its option to close twelve stores in Kmart in fiscal 1997 and six stores in Kmart in the first quarter of 1998 for failure to achieve minimum sales volume, and gave Kmart notice of its intention to close two additional under-performing stores in or before June 1998. No stores have been closed at the election of Kmart. The Company has not yet determined whether or not it will exercise its option to extend the Kmart Master Lease before it expires in September 1999.

         Ralphs. The Company entered into a master license agreement with Ralphs ("Ralphs Master License") effective May 1, 1995, pursuant to which the Company has the right to operate retail video sales and rental departments in Ralphs and Food 4 Less locations to be agreed upon by both parties. The Ralphs Master License has a term of four years with respect to each location commencing on the date such location opens for business. The Agreement may be renewed for two successive three-year periods for a given location provided that such location realizes a predetermined level of revenues. The Company pays a license fee to Ralphs calculated as a percentage of gross revenues received in a given four-week period. The Company has agreed not to operate a video store in any retail outlet (including Wal-Mart SuperCenters and Super Kmart Centers) within a three-mile radius of a Ralphs store in which the Company is operating a video department. The Company has a right of first refusal to operate a video store in all Ralphs locations. Ralphs has the right, subject to the Company's right of first refusal, to lease space to another video rental operation having a separate entrance. Upon 60 days' written notice and payment to the Company of a predetermined termination fee, Ralphs may terminate the Ralphs Master License with respect to any location. Ralphs may also terminate the Ralphs Master License for any location if the Company fails to meet minimum revenue levels for such location. As of December 31, 1997, to the best of its knowledge, the Company has met such minimum revenue levels for all locations. The Company may terminate the Ralphs Master License for any location with 60 days' written notice. There has been no such termination of the Ralphs Master License for any location to date.

         Fred Meyer. In January 1998, the Company entered into separate lease agreements for retail space in selected Fred Meyer retail centers in Oregon and Washington. Each such lease is for an initial five-year term, with one option to renew for an additional five-year period. Rent is calculated as a percentage of revenues generated by the store. The Company is also responsible for its pro rata share of common area maintenance expenses, insurance and real estate taxes. The leases contain an option for either party to terminate the lease if Gross Sales (as defined in the lease agreement) during the second full lease year are less than a predetermined amount. In the first quarter of 1998, the Company opened three stores in Fred Meyer retail centers.

Executive Offices and Warehouse Space

         The Company subleases from Rentrak office space in Rentrak's headquarters under a sublease having a 10-year term beginning December 1996 and providing for rent of approximately $7,100 per month for the first five years, and approximately $7,650 per month for the last five years. The Company's Board of Directors believes these rental terms to be competitive with those in the Portland, Oregon rental market.

         The Company currently subleases approximately 12,800 square feet of warehouse space at Rentrak's Wilmington, Ohio warehouse for approximately $4,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

Trading and Shareholder Information

         The Company's common stock has traded on the Nasdaq Stock Market under the symbol "BLWT" since November 19, 1996. The high and low bids, as quoted on the Nasdaq Stock Market, for the period from November 19, 1996 through December 31, 1997 were as shown in the table below. There can be no assurance that the Company will continue to meet the listing requirements of the Nasdaq Stock Market. Such quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The bid price per share quoted on the Nasdaq Stock Market on March 13, 1998 was $1.34.

                                                                                    HIGH               LOW
                                                                                    ----               ---
November 19, 1996 through December 31, 1996                                       $5.000            $1.875

Fiscal 1997:
-----------
1ST QUARTER - January 1, 1997 through March 31, 1997                              $3.000            $1.250
2ND QUARTER - April 1, 1997 through June 30, 1997                                 $2.125            $1.250
3rd QUARTER - July 1, 1997 through September 30, 1997                             $1.500            $1.000
4th QUARTER - October 1, 1997 through December 31, 1997                           $1.625            $0.500


         At March 13, 1998, there were 2,433,330 shares of the Company's Common Stock issued and outstanding which were held by 452 holders of record.

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

Sales of Unregistered Securities

         On August 30, 1996, each of Mr. Bill LeVine and Culture Convenience Club, Ltd. ("CCC") converted individually held $1.0 million principal amount notes (the "Notes") made by the Company into 121,789 shares (or $8.21 per share) of Common Stock. Mr. LeVine and Mr. Muneaki Masuda, Chairman and principal shareholder of CCC, are directors of the Company and of Rentrak. The price per share was arrived at through the Company's negotiations in March 1996 with Mr. LeVine and CCC, and agreed upon by those parties in March and April 1996. The converted Notes were originally issued in March and April 1996 to evidence sums advanced to the Company by Mr. LeVine and CCC, accrued interest at the rate of 9% per annum, were convertible into shares of Common Stock, and had a maturity date of August 31, 1997.

         On August 30, 1996, CCC purchased from the Company for $2.98 million a total of 362,931 shares of Common Stock at a purchase price of approximately $8.21 per share.

         None of the shares of Common Stock issued to Mr. LeVine and CCC, as described in the preceding paragraphs, are registered and such shares are subject to usual and customary restrictions on transferability. However, Mr. LeVine and CCC have been granted rights to demand registration of the shares of Common Stock owned by them.

                        ITEM 6 - SELECTED FINANCIAL DATA

         The financial and operating data set forth herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the Notes thereto, and other financial data included elsewhere herein. On October 9, 1996, the Board of Directors of the Company authorized a 1.01491-for-1 stock split of the Company's Common Stock, effected as a stock dividend. Share and per share data set forth on this Table give effect to such split.


                                           As of and for the Year Ended December 31 (1)
                                    -------------------------------------------------------
                                      1997         1996        1995      1994       1993
                                    --------    --------     -------    -------    ------
STATEMENT OF OPERATIONS DATA
Revenues:
   Rental .......................   $ 23,807    $ 23,261     $ 7,689    $ 1,115    $  467
   Product Sales ................      7,855       7,088       3,030        178        69
                                    --------    --------     -------    -------    ------
     Total Revenue ..............     31,662      30,349      10,719      1,293       536
     Cost of Sales and Rental ...     12,251      14,291       5,220        563       281
                                    --------    --------     -------    -------    ------
   Gross Margin .................     19,411      16,058       5,499        730       255
   Operating Expenses ...........     17,638      17,618       6,275        852       632
   Selling and Administrative ...      3,280       3,637       3,278        309       329
   Other (Income) Expense .......        (55)      1,268         402        251       105
   Interest Expense, net ........      1,008         790         529        162        51
   Income Taxes .................         20        --          --         --        --
     Net Loss ...................   $ (2,480)   $ (7,255)    $(4,985)   $  (844)   $ (862)
   Net Loss Per Common share:
     Basic ......................   $  (1.02)   $  (3.60)    $ (3.41)   $ (0.93)   $(0.95)
     Diluted ....................   $  (1.02)   $  (3.60)    $ (3.41)   $ (0.93)   $(0.95)
   Weighted Average Shares
      Outstanding ...............      2,433       2,014       1,464        913       913
BALANCE SHEET DATA ..............                                                  Unaudited
                                                                                   ---------
   Working Capital (Deficit) (2)    $ (6,608)   $ (4,643)    $  (823)   $  (415)   $   97
   Total Assets .................     21,826      20,573      18,536        893     1,201
   Long-term Debt ...............      4,878       4,286       3,441      1,375     1,120
   Stockholders' Equity (Deficit)      5,340       7,820      10,095     (1,038)     (194)



(1) The selected data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 are derived from the audited financial statements of the Company. Results for such years are not comparable because of the Company's acquisitions and store expansions that occurred in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "History of the Company."

(2) See Liquidity and Capital Resources below for a discussion of the working capital deficit.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results for the years ended December 31, 1997 and 1996 are set forth in the following table:


                                                       1997 by Quarter
                        ---------------------------------------------------------------------------
                            First          Second          Third           Fourth          Total
                        ------------    ------------    -----------      ----------     -----------
Revenues                 $7,598,656      $7,663,285      $7,760,092      $8,640,074     $31,662,107
Loss from operations       (647,072)       (236,435)       (576,747)        (47,648)     (1,507,902)
EBITDA(1)                  (140,618)        194,653        (300,827)        374,019         127,227
Net loss                   (849,284)       (465,647)       (837,109)       (327,974)     (2,480,014)
Earnings Per Share:

 Basic                       $(0.35)         $(0.19)         $(0.34)         $(0.13)         $(1.02)
 Diluted                     $(0.35)         $(0.19)         $(0.34)         $(0.13)         $(1.02)



                                                       1996 by Quarter
                        ---------------------------------------------------------------------------
                           First           Second          Third           Fourth          Total
                        ------------    ------------    -----------      ----------     -----------
Revenues                 $6,881,592      $7,269,289      $7,934,260      $8,264,043     $30,349,184
Loss from operations     (1,515,326)       (920,664)       (666,245)     (2,094,826)     (5,197,061)
EBITDA(1)                (1,100,515)       (483,314)     (1,161,927)     (1,830,086)     (4,575,842)
Net loss                 (1,593,549)     (1,012,947)     (1,739,351)     (2,908,957)     (7,254,804)
Earnings Per Share:
 Basic                       $(0.87)         $(0.55)         $(0.86)         $(1.32)         $(3.60)
 Diluted                     $(0.87)         $(0.55)         $(0.86)         $(1.32)         $(3.60)

------------

(1) Earnings before interest, taxes, fixed asset depreciation and goodwill amortization. Such data is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income or as an indicator of the Company's operating performance or as an alternate to cash flows as a measure of liquidity.

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

         During 1995, the Company experienced accelerated growth in retail stores and revenue, primarily through (i) the Company's acquisition on May 26, 1995, of a controlling interest in E-1, a company whose primary business was the operation of retail video outlets in Wal-Mart SuperCenters, (ii) the Company's acquisition on August 31, 1995 of the SCE Business, and (iii) new store openings in Wal-Mart SuperCenters and, to a lesser extent, in Super Kmart Centers and Ralphs. Because of acquisitions and store openings, comparisons among the years ended December 31, 1994, 1995 and 1996 are not meaningful. At year end 1997, the Company's store within a store retail video operations consisted of a total of 184 stores including 148 stores located in Wal-Mart and Wal-Mart SuperCenters, 24 stores located in Super Kmart Centers, six stores located in Ralphs grocery stores, and six stores located in Food 4 Less.

         The Company's revenue consists of rental revenue and product sales. Rental revenue includes rental of pre-recorded videocassettes, and video games. Product sales are derived from sale of new prerecorded videocassettes, previously viewed excess rental inventory, and video games.

         The following table sets forth the number of stores open for at least 12 months and average revenue for such stores for each of the fiscal years ended December 31, 1995 through 1997.

                                                                  Fiscal Year Ended December 31,
                                                            -----------------------------------------
                                                              1997             1996            1995
                                                            --------         --------        --------
           No. of stores open 12 months                          162              130               3
           Average rental revenue                           $127,056         $129,440        $206,387
           Average product sales                             $41,484          $39,442         $61,648
           Average total revenue                            $168,540         $168,882        $268,035

         Average total revenue was level for the year ended December 31, 1997 compared to the year ended December 31, 1996 as gains in average per store revenues realized from the closure of underperforming stores were offset by weakness in the video retail industry as a whole throughout the first nine months of 1997.

         The Company acquires videocassettes, which includes video games, using two types of supplier arrangements: purchase and revenue-sharing under the PPT System. Videocassette rental inventory purchased for base stock is stated at cost and amortized, beginning on the date the videocassettes are placed into service, to a salvage value of $6 per videocassette over an estimated useful life of 36 months. All copies of new release videocassettes are amortized on an accelerated basis during their first four months to an average net book value of $22 and then on a straight-line basis to their salvage value of $6 over the next 32 months.

         Since 1993, the Company has obtained a significant amount of its new release titles through Rentrak under the PPT System. Under this system, Rentrak provides the Company with videocassettes released by certain studios. The Company pays and capitalizes a handling fee of $8 to $10 for each videocassette. During the revenue-sharing period, which does not exceed two years, the studio owns the videocassette, and the rental revenue is shared by the studio, Rentrak and the Company on a predetermined basis. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak and the studio on a predetermined basis. At the end of the revenue-sharing period for a title, the Company may purchase remaining copies of that title in the Company's inventory, generally for less than $5 per videocassette. The handling fee and end-of-term purchase fee are amortized to $6 during the first nine months. Revenue-sharing payments are expensed when incurred.

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

                                                                                       Percentage       Percentage
                                                                                        Change in        Change in
                                                                                      Dollar Amount    Dollar Amount
                                            Year Ended    Year Ended    Year Ended    from 1996 to      from 1995 to
                                              12/31/97     12/31/96       12/31/95        1997              1996
                                            ----------    ----------    ----------    -------------    -------------
Rental revenue                                 75.2%         76.6%         71.7%            2.3%            202.5%
Product sales                                  24.8          23.4          28.3            10.8             134.0
                                              -----         -----         -----           -----             -----
         Total revenue                        100.0         100.0         100.0             4.3             183.1
Cost of product sales and rental revenue       38.7          47.1          48.7           (14.3)            173.8
Operating expenses                             55.7          58.0          58.6             0.1             180.8
Selling, general and administrative            10.4          12.0          30.6            (9.8)             11.0
                                              -----          ----          ----          ------             -----
Loss from operations                           (4.8)%       (17.1)%       (37.8)%         (71.0)%           (28.2)%
                                              =====        ======        ======          ======            ======

Number of stores open at end of period          184           200           157             --                --


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         The audited consolidated financial statements of the Company included elsewhere in this Form 10-K include the results of operations of the Company for each of the three years ended December 31, 1997. The Company opened its first "store within a store" outlet in January 1993. For the year ended December 31, 1996, the operations were included for the entire year plus the opening of 70 new stores and the closing of 27 under-performing stores.

         Revenue. Total Revenue for fiscal year 1997 increased $1.3 million, or 4.3%, to $31.7 million from $30.3 million for fiscal 1996. The increase resulted from an increase in product sales and number of video rentals per store as the 184 stores in operation at the end of 1997 was 16 less than the 200 in operation at the end of 1996. During fiscal 1997, the Company opened 11 stores and closed 27 under-performing locations. As a percentage of revenues, product sales increased from 23.4% in 1996 to 24.8% in 1997 primarily as a result of a significant increase in the sale of video games in 1997 compared to 1996. It is expected that the mix of product rental to product sales will remain relatively constant in fiscal 1998.

         Cost of Product Sales and Rental Revenue. Cost of product sales and rental revenue decreased from 47.1% of revenue for fiscal 1996 to 38.7% of revenue for fiscal 1997, while cost measured in dollars decreased from $14.3 million to $12.3 million. The decrease resulted primarily from a decrease in product costs and the full realization in fiscal 1997 of the efficiencies in buying created by the combination of the buying departments of the Company, E-1 and SCE in late fiscal 1996.

         Operating Expense. As a percentage of revenue, operating expenses decreased from 58.0% in fiscal 1996 to 55.7% in fiscal 1997 and were level in absolute dollar terms at $17.6 million. The reduction in percentage terms was the result of the achievement of greater efficiencies in operation on a per store basis in 1997. The primary components of operating expenses include employee compensation, occupancy, fixed asset depreciation, supplies, shipping and communications.

         Selling, General and Administrative Expenses. Despite significant costs associated with being a public company incurred in fiscal 1997 but not in fiscal 1996, selling, general and administrative expenses decreased from $3.6 million, or 12.0% of revenue, for fiscal 1996, to $3.3 million, or 10.4% of revenue, for fiscal 1997. The decrease was primarily due to efficiencies gained in the consolidation of functions of the separate corporate staffs of the Company, E-1, and SCE in late fiscal 1996.

         Nonoperating Expenses, Net. Nonoperating expenses, net decreased from $2.1 million, or 6.8% of revenue, for fiscal 1996, to $1.0 million, or 3.1% of revenue, for fiscal 1997. The improvement reflects the $1.0 million of expenses in fiscal 1996 related to the spin-off from Rentrak.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         For the year ended December 31, 1995, the Company's results of operations included (i) the operations of the Company's retail video outlets in grocery stores, (ii) the operations of E-1 for the seven-month period ended December 31, 1995 and (iii) the SCE Business for the four-month period ended December 31, 1995. Because of acquisitions and store openings, comparisons among the years ended December 31, 1995 and 1996 are not meaningful.

         Revenue. Revenue for fiscal 1996 increased $19.6 million, or 183.3%, to $30.3 million from $10.7 million for fiscal 1995. The increase resulted from an increase in the number of stores in operation, from 157 at December 31, 1995 to 200 at December 31, 1996, as well as a full year of operations for stores acquired or opened in 1995. During fiscal 1996, the Company opened 70 stores and closed 27 under-performing locations. As a percentage of revenues, product sales decreased from 28.3% in 1995 to 23.4% in 1996.

         Cost of Product Sales and Rental Revenue ("Cost of Sales"). Cost of sales decreased from 48.7% of revenue for fiscal 1995 to 47.1% of revenue for fiscal 1996, a 1.6% improvement, while cost measured in dollars increased from $5.2 million to $14.3 million. The variation resulted primarily from the significant increase in the number of stores in operation as well as a full year of operations for stores acquired or opened in 1995.

         Operating Expense. As a percentage of revenue, operating expenses remained relatively level in fiscal 1996 in comparison to fiscal 1995. Operating expenses increased from $6.3 million, or 58.6% of revenue, for fiscal 1995, to $17.6 million, or 58.0% of revenue, for fiscal 1996. The primary components of operating expenses include employee compensation, occupancy, fixed asset depreciation, supplies, shipping and communications.

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

          Nonoperating Expenses, net. Nonoperating expenses, net increased from $0.9 million, or 8.7% of revenue, for fiscal year 1995, to $2.1 million, or 6.8% of revenue, for fiscal year 1996. The increase is primarily attributable to incurring significant nonrecurring costs related to the spin-off of the Company from Rentrak and an increase in interest expense resulting from increased debt incurred by the Company to finance its growth and operations.

Liquidity and Capital Resources

         The Company's principal capital needs are for the opening of new stores. To date, the Company has funded its operations primarily through cash from operations, advances from Rentrak, as more fully described below, borrowings from and sales of stock to Directors and their affiliates, trade credit from suppliers and financing arrangements with asset based lenders.

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

         In August 1996, Phoenix Leasing, Inc. ("Phoenix") agreed to provide asset based financing in an aggregate principal amount of $2.0 million. Amounts outstanding under the Phoenix facility bear interest at a fixed rate per annum equal to 14.525% and are payable in monthly principal and interest installments over a five-year term. The Phoenix facility may be used to finance the construction and opening of (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix facility. Under the Phoenix facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of February 28, 1998, the Company had drawn down the entire $2.0 million facility and had $1,620,680 outstanding under the Phoenix facility with maturity dates extending to September 2002.

         On September 12, 1996, Coast Business Credit ("CBC") entered into an agreement with the Company to provide a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may draw only up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of February 28, 1998, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $3,812,434. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the prime rate plus 2.75%. The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a default under the CBC Line of Credit, to repurchase BlowOut's videocassette inventory at specified amounts. As of February 28, 1998, the Company had $3,160,157 outstanding under the CBC Line of Credit.

         On July 22, 1996, the Company entered into an agreement with Star Video to provide the Company with videocassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,975 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company became obligated to pay Star Video $120,487 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star

Video became the Company's exclusive supplier of new videocassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or
(ii) repayment of such promissory note. This promissory note is secured by a guaranty of Rentrak. At February 28, 1998, a balance of $120,487 remained outstanding under this promissory note.

         During the first quarter of 1997 the Company entered into an agreement with Rentrak whereby payables resulting from the Company's use of the Rentrak PPT system during the first six months of fiscal 1997 were deferred until January 1998, at which time such amounts totaling $2.1 million became due and payable in twelve, equal, interest-free, monthly installments. The Company also has a note payable due Rentrak in the amount of $3.01 million arising from transactions which occurred prior to the spin-off from Rentrak. This note together with accrued interest at 9% per annum was due and payable on March 31, 1999.

         On February 22, 1998, the Company, CCC and Rentrak signed an agreement (the "Tri-Party Agreement") under which CCC agreed to provide the Company with $1.5 million to fund projected 1998 expansion plans and additional working capital. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on their notes until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company lowers Rentrak's contingent obligations under their guaranties of the Phoenix and CBC lines of credit discussed above. The Company has agreed not to draw down in excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement triggered the immediate forgiveness of $1,044,487 in Rentrak debt.

         During fiscal 1997, the Company opened 11 stores, primarily in Wal-Mart SuperCenters, and remodeled two older stores which resulted in significant increases in the revenues of the remodeled stores. The Company is evaluating stores that might benefit from a remodel and expects to perform several remodels in fiscal 1998. The Company does not know the number of new Wal-Mart SuperCenters, or Ralphs grocery store locations which will be made available to the Company for the opening of video stores in fiscal 1998. The Company is aware of one other retailer, Blockbuster Video, which operates "store within a store" video outlets in Wal-Mart stores. The Company expects to open at least four outlets in Fred Meyer stores in fiscal 1998. The Company currently does not believe that it will be opening a significant number of stores in Ralphs in fiscal 1998.

         During fiscal 1997, the Company closed 27 stores that did not meet certain performance levels (consisting of 15 stores in Wal-Mart and 12 stores in Kmart). Since December 31, 1997, the Company has closed an additional eight Wal-Mart stores and six Kmart stores that did not meet performance levels. In addition, the Company has notified Kmart of its intention to close six additional underperforming stores by March 1998.

         The Company had cash and cash equivalents of $1.7 million at December 31, 1997 and $.9 million at February 28, 1998. The Company expects to meet its short-term liquidity requirements through net cash provided by operations, cash on hand, the $1.5 million CCC financing described above, and advances under the CBC Line of Credit. Management believes that these sources of cash will be sufficient to meet its operating needs through March 1999. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video outlets to sustain the Company's recent rates of growth or that funds will be available to satisfy the Company's liquidity needs after March 1999.

         At December 31, 1997, the Company had a working capital deficit of $6.6 million. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of videocassette rental inventory as a noncurrent asset. The Company expects to operate with a working capital deficit as it expands its store base.

Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         Based on a recent assessment, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new versions of software that are Year 2000 compliant, the potential problems arising from the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has initiated formal communications with all of its significant suppliers and software vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

         The Company will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year, or not later than December 31, 1998. The total cost of the Year 2000 project is estimated at approximately $50,000 and will be funded through operating cash flows. To date, the Company has incurred no significant costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all computer codes, and similar uncertainties.

Financial Instruments and Market Risk

         A financial instrument is cash or a contract that imposes or conveys, a contractual obligation or right, to deliver, or receive, cash or another financial instrument. The Company's financial instruments are its CBC line of credit and its notes payable to Phoenix and Rentrak. The fair value of all these financial instruments approximated their carrying values at December 31, 1997 and 1996 given such instruments include a variable rate interest factor or a fixed interest factor at a competitive rate.

Impact of New Accounting Standards

         In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of and Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

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

         The Audit Committee of the Board of Directors recommended, the Board approved, and the stockholders ratified the appointment of Price Waterhouse LLP as the Company's new accountants and independent auditors effective December 18, 1996.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is incorporated herein by reference to the information under the captions entitled "Board of Directors--Members and Nominees for Election" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

         Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Executive Compensation" and "Board of Directors--Compensation of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Principal Stockholders" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Related Party Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of the Stockholders.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The response to this section of Item 14 is submitted as a separate section of this report on pages F-1 through F-18.

(a)(2)   None.

(a)(3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-4, are submitted as a separate section of this report.

(b)      None.

(c)      See Item 14(a)(3) above.

(d)      None.

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(1)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997

                           BLOWOUT ENTERTAINMENT, INC.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of BlowOut Entertainment, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BlowOut Entertainment, Inc. at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Portland, Oregon
February 9, 1998, except as to Note 11, which is as of February 22, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To BlowOut Entertainment, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of BlowOut Entertainment, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity (deficit) and cash flows of BlowOut Entertainment, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP

Portland, Oregon,
         May 28, 1996 (except with respect
         to the stock dividend discussed
         in Note 8, as to which the date
         is October 9, 1996)

                           BLOWOUT ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                     ------------
                                                                1997             1996
                                                           --------------       --------
ASSETS
------

CURRENT ASSETS:
         Cash and cash equivalents                           $  1,710,868    $  1,379,018
         Trade receivables                                        142,386          62,183
         Other receivables                                         77,458         111,922
         Merchandise inventory                                  2,975,630       2,139,259
         Other current assets                                      93,720         132,582
                                                             ------------    ------------
             Total current assets                               5,000,062       3,824,964

RENTAL INVENTORY, net                                           9,158,819       7,793,416

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                       3,678,593       4,494,933

INTANGIBLE ASSETS, net of accumulated amortization
 of $1,218,009 and $746,480 respectively                        3,988,291       4,459,820
                                                             ------------    ------------

             Total assets                                    $ 21,825,765    $ 20,573,133
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
         Line of credit                                      $  3,020,366    $  2,227,153
         Accounts payable                                       3,796,213       4,342,395
         Accrued liabilities                                    1,488,566         998,254
         Accrued payroll                                          582,474         485,506
         Current portion of long-term debt                        576,583         414,451
                                                             ------------    ------------
             Total current liabilities                          9,464,202       8,467,759

LONG-TERM DEBT                                                  1,343,073       1,021,940

NOTES PAYABLE                                                   5,678,647       3,263,575
                                                             ------------    ------------

             Total liabilities                                 16,485,922      12,753,274
                                                               ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
         Preferred stock ($.01 par value; 1,000,000 shares
           authorized; no shares issued and outstanding)
         Common stock ($.01 par value; 10,000,000 shares
           authorized; 2,433,330 shares issued and
           outstanding                                             24,336          24,336
         Additional paid-in capital                            21,947,864      21,947,864
         Accumulated deficit                                  (16,632,357)    (14,152,341)
                                                              -----------     -----------

             Total stockholders' equity                         5,339,843       7,819,859
                                                                ---------       ---------

             Total liabilities and stockholders' equity      $ 21,825,765    $ 20,573,133
                                                             ============    ============


The accompanying notes are an integral part of this consolidated financial statement.

                           BLOWOUT ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                      1997              1996              1995
                                                      ----              ----              ----
REVENUE:
     Rental revenue                               $  23,807,163     $ 23,261,214      $  7,689,018
     Product and other sales                          7,854,944        7,087,970         3,029,471
                                                  -------------     ------------      ------------

                                                     31,662,107       30,349,184        10,718,489

OPERATING COSTS AND EXPENSES:
     Cost of rental revenue                           7,440,816        9,649,879         3,268,629
     Cost of product and other sales                  4,810,447        4,641,417         1,951,132
     Operating expenses                              17,638,373       17,617,705         6,274,661
    Selling, general and administrative               3,280,373        3,637,244         3,277,818
                                                  -------------     ------------      ------------

                                                     33,170,009       35,546,245        14,772,240
                                                  -------------     ------------      ------------

LOSS FROM OPERATIONS:                                (1,507,902)      (5,197,061)       (4,053,751)
                                                  -------------     ------------      ------------

OTHER INCOME (EXPENSE):
     Interest income                                        983           17,115             3,540
     Interest expense                                (1,008,804)        (806,849)         (532,836)
     Other income (expense), net                         55,605       (1,268,009)         (401,627)
                                                  -------------     ------------      ------------

                                                       (952,216)      (2,057,743)         (930,923)
                                                  -------------     ------------      ------------

LOSS BEFORE INCOME TAXES                             (2,460,118)      (7,254,804)       (4,984,674)

INCOME TAXES                                             19,898                -                -
                                                  -------------     ------------      -----------

NET LOSS                                          $  (2,480,016)    $ (7,254,804)     $ (4,984,674)
                                                  =============     ============      ============

NET LOSS PER SHARE:

     Basic                                        $       (1.02)    $      (3.60)     $      (3.41)
                                                  =============     ============      ============
     Diluted                                      $       (1.02)    $      (3.60)     $      (3.41)
                                                  =============     ============      ============



The accompanying notes are an integral part of this consolidated financial statement.

                           BLOWOUT ENTERTAINMENT, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                Total
                                                Common Stock         Additional                             Stockholders'
                                         ----------------------        Paid-In          Accumulated             Equity
                                         Shares          Amount        Capital            Deficit             (Deficit)
                                         ------          ------        -------            -------             -----------

BALANCE, December 31, 1994              900,000           $9,000          $866,000       $(1,912,863)         $(1,037,863)

Capital contributed for

  Entertainment One,
  Inc. acquisition                      900,000            9,000         4,369,260                 -            4,378,260

Capital contributed for
  Supercenter
  Entertainment
  Corporation acquisition                     -                -         5,213,125                 -            5,213,125

Conversion of borrowings and
  Accrued interest due to parent
to equity                                     -                -         6,525,815                 -            6,525,815

Net loss                                      -                -                 -        (4,984,674)          (4,984,674)
                                  --------------     ------------  ----------------   -----------------    -----------------

BALANCE, December 31, 1995            1,800,000           18,000        16,974,200        (6,897,537)          10,094,663

Issuance of common stock                357,600            3,576         2,976,424                 -            2,980,000

Conversion of debt                      240,000            2,400         1,997,600                 -            2,000,000

Stock distribution                       35,730              360             (360)                 -                    -

Net loss                                      -                -                 -        (7,254,804)          (7,254,804)
                                  --------------     ------------  ----------------   -----------------    -----------------

BALANCE, December 31, 1996            2,433,330           24,336        21,947,864       (14,152,341)           7,819,859

Net loss                                      -                -                 -        (2,480,016)          (2,480,016)
                                  --------------     ------------  ----------------   -----------------    -----------------

BALANCE, December 31, 1997            2,433,330          $24,336       $21,947,864      $(16,632,357)          $5,339,843
                                  ==============     ============  ================   =================    =================



The accompanying notes are an integral part of this consolidated financial statement.

                           BLOWOUT ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                       1997            1996          1995
                                                                                   ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(2,480,016)   $(7,254,804)   $(4,984,674)
    Adjustments to reconcile net loss to net cash provided
     (used) in operating activities:

      Amortization of video rental inventory                                         4,865,667      5,514,147      1,528,640
      Depreciation and amortization of equipment and leasehold
        improvements                                                                 1,107,012      1,169,906        456,293
      Amortization and write off of intangible and other assets                        471,529        702,207        272,921
      Loss from sale of assets                                                           1,233         29,926           --
    Changes in assets and liabilities accounts, net of effect
     of acquisitions of businesses:

      Restricted cash                                                                     --          113,297       (113,297)
      Receivables, net                                                                 (45,739)       167,804       (270,007)
      Merchandise inventory                                                           (836,371)    (1,154,365)      (886,546)
      Other current assets                                                              38,862        (73,605)      (176,660)
      Accounts payable                                                                (546,182)     1,063,842      1,247,835
      Accrued liabilities                                                              490,312       (219,639)     1,129,831
      Accrued payroll                                                                   96,968        307,196         68,833
                                                                                   -----------    -----------    -----------
      Net cash provided by (used) in operating activities                            3,163,275        365,912     (1,726,831)
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of videocassettes and video games, net of
      videocassettes and video games acquired in acquisitions                       (7,457,370)    (9,967,198)    (4,322,348)
    Capital expenditures, net of acquisitions                                         (609,193)    (2,272,214)    (1,012,631)
    Disposals of rental inventory                                                    1,226,300      2,374,728        564,450
    Disposals of equipment and leasehold improvements                                  317,288         88,683        290,554
    Proceeds from the sale of assets held for investment                                  --          155,523           --
    Cash acquired in Entertainment One, Inc. acquisition                                  --             --           64,235
    Proceeds from disposal of assets acquired in

     Entertainment One, Inc. acquisition                                                  --             --        1,099,714

                                                                                   -----------    -----------    -----------
    Net cash used in investing activities                                           (6,522,975)    (9,620,478)    (3,316,026)
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term debt                                                      (516,080)      (523,295)          --
    Proceeds from issuance of debt and notes payable                                 3,414,417      1,456,185      7,470,236
    Proceeds from line of credit, net                                                  793,213      2,227,153           --
    Proceeds from issuance of convertible debt                                            --        2,000,000           --
    Proceeds from the issuance of common stock                                            --        2,980,000           --
                                                                                   -----------    -----------    -----------

Net cash provided by financing activities                                            3,691,550      8,140,043      7,470,236
                                                                                   -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       331,850     (1,114,523)     2,427,379

CASH AND CASH EQUIVALENTS, beginning of year                                         1,379,018      2,493,541         66,162
                                                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                              $1,710,868     $1,379,018     $2,493,541
                                                                                   ===========    ===========    ===========


The accompanying notes are an integral part of this consolidated financial statement.

                           BLOWOUT ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, FORMATION OF COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

BlowOut Entertainment, Inc. and subsidiaries (the Company), are engaged in the business of operating "store within a store" retail video outlets which rent and sell motion picture videocassettes, video games and computer games in traditional Wal-Mart's, Wal-Mart SuperCenters, Super Kmart Centers, Food 4 Less and Ralph's grocery stores pursuant to individual leases with each retailer. As of December 31, 1997, the Company operated a total of 184 stores including 148 stores in Wal-Mart and Wal-Mart SuperCenters, 24 stores in Super Kmart Centers, six stores in Food 4 Less under the name "BlowOut Video" and six stores in Ralph's grocery stores under the name "Videos and More."

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximate fair value because of the short-term maturity of those instruments.

Financial Instruments

A financial instrument is cash or a contract that imposes or conveys, a contractual obligation or right, to deliver, or receive, cash or another financial instrument. The fair value of all material financial instruments approximated their carrying values at December 31, 1997 and 1996 given such instruments include a variable rate interest factor or a fixed interest factor at a competitive rate.

Merchandise Inventory

Merchandise inventories, consisting primarily of previously viewed videocassettes, are stated at the lower of cost or market. Cost is determined using a rolling average of purchases which approximates the first-in, first-out method.

Rental Inventory

The Company acquires videocassettes, which includes video games, using two types of supplier arrangements: purchase and revenue-sharing under the PPT System. Videocassette rental inventory purchased for base stock is stated at cost and amortized, beginning on the date the videocassettes are placed into service, to a salvage value of $6 per videocassette over an estimated useful life of 36 months. All copies of new release videocassettes are amortized on an accelerated basis during their first four months to an average net book value of $22 and then on a straight-line basis to their salvage value of $6 over the next 32 months.

Since 1993, the Company has obtained a significant amount of its new release titles through Rentrak under the PPT System. Under this system, Rentrak provides the Company with videocassettes released by certain studios. The Company pays and capitalizes a handling fee of $8 to $10 for each videocassette. During the revenue-sharing period, which does not exceed two years, the studio owns the videocassette, and the rental revenue is shared by the studio, Rentrak and the Company on a predetermined basis. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak and the studio on a predetermined basis. At the end of the revenue-sharing period for a title, the Company may purchase remaining copies of that title in the Company's inventory, generally for less than $5 per videocassette. The handling fee and end-of-term purchase fee are amortized to $6 during the first nine months. Revenue-sharing payments are expensed when incurred.

As of January 1, 1997, the Company changed the estimates used to amortize rental inventory. Prior to January 1, 1997, the Company amortized new release videocassettes purchased for more than $20 to a value of $15 over the first four months, then to a $6 salvage value over the next 32 months. New release videocassettes purchased for less than $20 were depreciated to $8 over the first four months, then to a $6 salvage value over the next 32 months. The overall effect of this change in estimate for the year ended December 31, 1997 was to reduce the net loss by approximately $1,470,000.

At December 31, 1997 and 1996, the Company's video rental inventory consisted of:

                                                                         1997                1996
                                                                  ------------------   ----------
         Cost                                                     $   16,284,617     $ 13,629,350
         Less accumulated amortization                                (7,125,798)      (5,835,934)
                                                                  --------------     ------------
         Video rental inventory, net                              $    9,158,819     $  7,793,416
                                                                  ==============     ============


Amortization expense related to video rental inventory was $4,865,667, $5,514,147 and $1,528,640 in 1997, 1996 and 1995, respectively, and is included in operating costs and expenses.

As video rental inventory is sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts and any related gain or loss is recognized through cost of rental and product sales.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful life of such assets. The following table represents the estimated useful life of each category of fixed asset:

                           Leasehold improvements                      5-10 years
                           Furniture and fixtures                      3-5 years


Expenditures for repairs and maintenance are charged to current operations, and costs related to renewals and improvements that add significantly to the useful life of an asset are capitalized. When depreciable properties are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

Intangible Assets

As a result of the SCE and E-1 acquisitions, the Company has recorded intangible assets consisting of goodwill and favorable lease contracts. The goodwill of $1,656,300 is amortized by the straight-line basis over 15 years. The Company believes this useful life is appropriate based on the factors influencing acquisition decisions. These factors include location of stores, profitability and general industry outlook. The favorable lease contract of approximately $3,500,000 is being amortized over the term of the lease, 10 years.

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

Revenue Recognition

Revenue is recognized at the time of rental or sale of the videocassettes and video games.

Advertising Expense

Advertising expense, net of cooperative advertising reimbursements, is expensed when incurred and totaled $361,064, $571,945 and $432,627 for the years ended December 31, 1997, 1996 and 1995, respectively.

Store Opening Costs

Store opening costs, which consist of payroll, advertising and supplies are expensed as incurred.

Per Share Data

The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Accordingly, basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table reconciles basic and diluted weighted average shares:

                                                                         Year Ended December 31,
                                                                1997             1996              1995
                                                            -----------      ------------      --------
         Weighted Average Shares (basic)                      2,433,330        2,014,134         1,463,973
         Effect of Dilutive Stock Options                             -                -                 -
                                                              ---------        ---------         ---------
         Weighted Average Shares (diluted)                    2,433,330        2,014,134         1,463,973
                                                              =========        =========         =========

Options to purchase 119,375 shares of common stock were outstanding at December 31, 1997 but were excluded from the computation of diluted weighted average shares since the exercise price of the options was greater than the average market price of common shares during 1997.

Statement of Cash Flows

The Company made the following cash payments for the years ended December 31:


                                                       1997           1996         1995
                                                       ----           ----         ----

     Interest                                      $   737,904     $  229,342   $   44,316
                                                   ===========     ==========   ==========
     Taxes                                         $    18,900     $        -   $        -
                                                   ===========     ==========   ==========


Non-cash investing and financing activities are as follows:

Acquisition of E-1 as contribution from Rentrak   $         --     $     --     $4,378,260
Acquisition of SCE as contribution from Rentrak             --           --      5,213,125
Conversion of borrowings and accrued
 interest due to Rentrak to equity                          --           --      6,525,815
Conversion of convertible debt to equity                    --      2,000,000         --


Impact of Recent Accounting Developments

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of and Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

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

The following table presents the unaudited pro forma results of operations for the year ended December 31, 1995 as if the E-1 acquisition and the SCE acquisition had occurred at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the respective periods or of results which may occur in the future.


         Revenue                                                     $17,727,476
         Net loss                                                     (8,255,722)
         Net loss per common share:
                  Basic                                                    (4.52)
                  Diluted                                                  (4.52)


3.         EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements as of December 31, 1997 and 1996, consist of:

                                                                        1997              1996
                                                                  --------------    ----------
         Leasehold improvements                                   $      155,042    $     209,553
         Furniture, fixtures and computers                             6,030,202        5,846,781
                                                                  --------------    -------------
                                                                       6,185,244        6,056,334

         Less accumulated depreciation                               ( 2,506,651)      (1,561,401)
                                                                  --------------    -------------

         Equipment and leasehold improvements, net                $    3,678,593    $   4,494,933
                                                                  ==============    =============


Maintenance and repair expenditures are expensed as incurred. Depreciation and amortization expense related to property and equipment was $1,107,012, $1,169,906 and $456,293 in 1997, 1996 and 1995, respectively.

4.         LINE OF CREDIT

At December 31, 1997, the Company had a $5,000,000 line of credit with Coast Business Credit. Borrowings under the line are due on demand, bear interest monthly at prime plus 2.75% (11.25% and 11.00% at December 31, 1997 and 1996, respectively), and are collateralized by rental inventory. Pursuant to the line of credit, the Company is required to comply with certain financial covenants. At December 31, 1997 and 1996 there were $3.0 million and $2.2 million outstanding, respectively, under this line.

5.       LONG-TERM DEBT AND NOTES PAYABLE:

         Long-term debt and notes payable consists of:

                                                                         1997             1996
                                                                  ------------------  -----------
         Notes payable to Phoenix Leasing, due August 2001 to
           September 2002, bearing interest at 14.525%            $    1,673,248    $     927,966
         Notes payable to various vendors, due May 1998,
           imputed interest at 11%                                       230,369          418,605
         Notes payable to various vendors, due June 1997,
           imputed interest at 11%                                             -           62,895
         Notes payable to Rentrak, due December 2004                   5,678,647        3,263,575
         Other, payable monthly, plus interest at
           approximately 10%                                              16,039           26,925
                                                                  --------------    -------------
                                                                       7,598,303        4,699,966
         Current portion of long-term debt                               576,583          414,451
                                                                  --------------    -------------
         Long-term debt, less current portion                     $    7,021,720    $   4,285,515
                                                                  ==============    =============


In 1996, Phoenix Leasing Incorporated ("Phoenix") agreed to provide the Company with a credit facility (the "Phoenix Facility") in an aggregate principal amount of $2.0 million for a five-year term. Amounts outstanding under the Phoenix Facility bear interest at a fixed rate per annum equal to 14.525%. The proceeds of the Phoenix Facility are to be used to construct and open (including acquisition of inventory) new BlowOut Video stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix Facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix Facility. Under the Phoenix Facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of December 31, 1997, the Company had drawn down the entire $2.0 million Phoenix Facility and had an outstanding balance of $1,673,248.

See also Note 11 regarding a subsequent event involving a debt transaction.

Principal payments on long-term debt as of December 31, 1997 are as follows:

                                    Year Ending
                                    -----------
                                    1998                       $576,583
                                    1999                        392,393
                                    2000                        447,481
                                    2001                        408,358
                                    2002                         94,841
                                    Thereafter                5,678,647
                                                           ------------
                                                           $  7,598,303
                                                           ------------
                                                           ------------


6.         COMMITMENTS AND CONTINGENCIES:

The Company leases its office and retail facilities under operating leases, the majority of which contain renewal and termination options. The Company's office and warehouse facilities are operated under operating leases. The Company entered into an eleven-year lease agreement with Rentrak. Through December 31, 1996, rental payments under this agreement were calculated as 3.71 percent of all of Rentrak's expenses of occupying their facility. Beginning January 1, 1997, the lease was amended so that the Company has a fixed monthly payment. Future minimum lease payments required under leases as of December 31, 1997, including the agreement with Rentrak as described above, are as follows:

                                    Year Ending
                                    -----------
                                    1998                      $ 144,081
                                    1999                         95,338
                                    2000                         87,168
                                    2001                         85,671
                                    2002                         91,908
                                    Thereafter                  375,291
                                                             ----------
                                    Total lease payments      $ 879,457
                                                              =========


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

Occupancy expense was $3,736,725, $3,653,680 and $1,167,827 and included $3,557,314, $3,560,024 and $1,071,032 of rents based on retail store revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

Under the Wal-Mart lease, either the Company or Wal-Mart can elect to terminate the lease with respect to stores which fail to generate a minimum level of revenues. Currently, substantially all of the Company's stores are operating in excess of the minimum revenue requirement.

7.         INCOME TAXES:

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                        1997     1996     1995
                                        ----     ----     ----
Benefit computed at statutory rates    (34.0)%  (34.0)%  (34.0)%
Loss benefit accruing to Rentrak          --     29.9       --
Change in valuation allowance           33.9      3.6     33.8
Other                                     .1       .5       .2
                                        ----     ----     ----
                                          -- %     -- %     -- %
                                        ----     ----     ----
                                        ----     ----     ----

For periods prior to the date of the Distribution, the Company is included in the consolidated tax return of Rentrak. Net operating losses incurred prior to the date of the Distribution are allocated and utilized in the consolidated tax return of Rentrak. The deferred tax asset at December 31, 1996 related to net operating losses and was allocated entirely to Rentrak as provided in the Tax Sharing Agreement between Rentrak and the Company. As such, the entire amount of the deferred tax asset at December 31, 1997 and 1996 for net operating losses relates to losses incurred subsequent to the date of the Distribution.

Provision (benefit) for income taxes:

                                                 1997          1996          1995
                                                 ----          ----          ----

Currently payable
         Federal                             $      --      $      --      $      --
         State
                                                  19,898           --             --
                                             -----------    -----------    -----------
Deferred
         Federal                                (837,958)       414,333     (1,455,548)
         State                                   (98,583)        48,745       (171,241)
                                             -----------    -----------    -----------

                                                (936,541)       463,078     (1,626,789)

Increase (decrease) in valuation allowance       936,541       (463,078)     1,626,789
                                             -----------    -----------    -----------

         Total provision                         $19,898    $      --      $      --
                                             ===========    ===========    ===========


Deferred tax assets (liabilities) are comprised of the following components:

                                                    1997           1996
                                                -----------    -----------
Current:
         Vacation accrual                           $27,656        $45,742
                                                -----------    -----------

Noncurrent:
         Depreciation                                 7,603        355,018
         Charitable contribution carryforward           950           --
         Amortization on intangible assets          181,736        943,703
         Net operating loss carryforwards         2,600,019        536,960
                                                -----------    -----------

         Total noncurrent deferred tax assets     2,790,308      1,835,681
                                                -----------    -----------

Gross deferred tax asset                          2,817,964      1,881,423
Deferred tax asset valuation allowance           (2,817,964)    (1,881,423)
                                                -----------    -----------

Net deferred tax asset                          $      --      $      --
                                                ===========    ===========


Due to the uncertainty of future income, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

At December 31, 1997, for federal tax return reporting purposes, the Company has approximately $2,600,019 of tax loss carryovers that expire at various dates through 2012.

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

Activity in the Company's stock options is as follows:

                                                                                Per Share
                                                                 Shares         Option Price
                                                                 ------         ------------
         Outstanding at December 31, 1996                        80,000         $2.325 - 3.625
           Granted                                               54,375         $1.625 - 2.000
           Exercised                                                  -
           Canceled                                             (15,000)        $2.500 - 3.625
                                                               --------
         Outstanding at December 31, 1997                       119,375         $1.625 - 3.625
                                                                =======

The weighted average fair value of options granted during the year was $1.862.

The following table summarizes information about fixed stock options at December 31, 1997:

                                   Options Outstanding                                              Options Exercisable
          -----------------------------------------------------------------------    -----------------------------------------------
                                 Number
                               Outstanding               Weighted - Average           Number Exercisable       Weighted - Average
            Exercise Price     at 12/31/97           Remaining Contractual Life          at 12/31/97             Exercise Price
            --------------     -----------           --------------------------       ------------------       -------------------
                $2.375               15,000                     8.9                          4,125                   $2.375
                $2.500               35,000                     8.8                         10,500                   $2.500
                $3.625               15,000                     8.9                          4,125                   $3.625
                $2.000               34,375                     0.9                         34,375                   $2.000
                $1.625               20,000                     9.3                          3,500                   $1.625
                                    -------                                               --------
                                    119,375                                                 56,625
                                    =======                                               ========

The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation was recognized for its options granted. The Company has determined that the pro forma effects of applying FAS 123 would not have a material effect on the results of operations for 1997 and 1996. This determination was made using the Black-Scholes option pricing model with the following assumptions for 1997: risk-free interest rate of 5.145%; dividend yield of zero; expected life of 10 years; and expected volatility of 65.35%.

Employee Stock Purchase Plan

The Company's Board of Directors approved an Employee Stock Purchase Plan. This plan authorizes up to 200,000 shares of common stock to be issued to its full time employees and directors. Under the terms of this plan, employees can choose each year to have up to 10% of their annual total compensation withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the prevailing market price. The effective date of this plan was January 1, 1997. The Company purchases stock on the open market to contribute to this plan. Therefore, the difference between the cost to the Company and the proceeds from employees is charged to selling, general, and administrative expenses. During 1997, the Company purchased 10,650 shares and recorded related expenses of $2,200.

Stock Dividend

On October 9, 1996, the Company's board of directors approved a 1.01491-for-1 stock dividend for all stockholders of record as of October 9, 1996. All per share amounts for all periods in the Company's financial statements have been retroactively adjusted for the effect of the stock dividend.

9.         RELATED PARTY TRANSACTIONS:

Culture Convenience Club/Masuda Muneaki:

Culture Convenience Club Co. Ltd. ("CCC") owns 605,102 shares of the Company as of December 31, 1997, or 24.9% of the total outstanding shares. Muneaki Masuda, Chairman of CCC, and Yoshinori Ogida, a Managing Director of CCC, are members of the Board of Directors of the Company. In April 1996, CCC purchased a $1 million convertible note from the Company which was subsequently converted into 121,789 shares of the Company on August 31, 1996. Mr. Masuda also serves on the Board of Directors of Rentrak Corporation where he owns 1,004,000 shares of Rentrak as of December 31, 1997, or 9.30% of the total outstanding shares. He was paid Board fees of $4,833 and $5,666 in 1997 and 1996, respectively. In addition, Muneaki Masuda received 5,000 options to purchase shares of the Company at $3.625 on November 25, 1996. These options vest 25% per year and expire on November 24, 2006.

On August 30, 1996 CCC purchased from the Company for $2.98 million a total of 362,931 shares of common stock at a purchase price of approximately $8.21 per share.

See also Note 11 for information regarding a subsequent event involving CCC.

Rentrak Corporation

Rentrak Corporation (Rentrak) owns 241,599 shares of the Company as of December 31, 1997, or 9.9% of the total outstanding shares. Prior to the Distribution on November 25, 1996, Rentrak owned 1,698,942 of the Company, or 69.8% of the total outstanding shares. Rentrak distributed 1,457,343 of the Company's shares to its shareholders on a basis of 1 Company share for every 8.34 shares of Rentrak. The Company leases its corporate offices and warehouse from Rentrak. The corporate office lease is a 10 year lease commitment beginning January 1997 and the warehouse is on a 1 year lease beginning January 1997. Total rent payments to Rentrak for the office and warehouse space in 1997, 1996 and 1995 were $133,104, $72,473 and $138,593, respectively. The Company also has a license arrangement with Rentrak for use of the Company name. The Company is to pay a 1.667% royalty on aggregate net revenue, but not to exceed 20% of net income. The license agreement is for 20 years beginning March 1996. If the Company does not have pre-tax income, as calculated in accordance with generally accepted accounting principles, there is no royalty payment accruable or payable to Rentrak. Accordingly, no royalties have been paid through December 31, 1997. The Company is also obligated to purchase enough merchandise from Rentrak such that the fees payable by the Company under the Pay Per Transaction (PPT) Agreement are at least 11% of the Company's annual gross retail rental revenue. The PPT Agreement is for 20 years beginning March 1996. Total PPT fees for 1997, 1996 and 1995 were $2.6 million, $3 million and $2.7 million respectively. Rentrak also has a note payable for $3.01 million plus accrued interest at a 9% rate, originally due and payable on March 31, 1999. Accrued interest at December 31, 1997, 1996 and 1995 was $734.475, $463,575 and $433,189, respectively. Finally, Rentrak has guaranteed certain liabilities of the Company, including, the Coast Business Credit's line of credit, Phoenix Financial notes, and five vendor notes. The Company pays a fee to Rentrak of .02% per week on the outstanding balance on the guarantee liabilities. In 1997 and 1996 the Company paid Rentrak $50,684 and $18,694, respectively for this guarantee. See also Note 11 for information regarding a subsequent event involving the Rentrak debt.

In December 1995, Rentrak contributed intercompany payables and accrued interest due from the Company to Rentrak of $6,525,815 as a capital contribution to the Company.

Bill LeVine:

Bill LeVine is a member of the Board of Directors of the Company and owns 212,647 shares of the Company as of December 31, 1997, or 8.74% of the total outstanding shares. In April 1996, Bill LeVine purchased a $1 million convertible note from the Company which was subsequently converted into 121,789 shares of the Company on August 31, 1996. Bill LeVine also serves on the Rentrak Board of Directors. He owns 430,827 shares of Rentrak at December 31, 1996, or 3.5% of the total outstanding shares. He was paid Board fees of $4,833 and $5,666 in 1997 and 1996, respectively. In addition, Bill LeVine received 5,000 options to purchase shares of the Company at $3.625 on November 25, 1996. These options vest 25% per year and expire on November 24, 2006.

R&G Communications:

In 1996, the Company purchased $90,960 of master videocassettes for tape duplications from R&G Communications. R&G Communications is partially owned by Gene Giaquinto who is the Company's Chairman of the Board.

Skura Intercontinental Trading Company:

In 1996, the Company purchased $52,000 of videocassettes from SITC which is partially owned by Gene Giaquinto, the Company's Chairman of the Board.

Prism:

In 1996, the Company purchased $400,210 of videocassettes from Prism. Prism was partially owned by Rentrak at the time of the sale.

10.        LITIGATION:

The Company has several legal actions pending incidental to the ordinary course of business. In the opinion of management, the expected outcome of these matters in the aggregate will not have a material adverse effect on the financial position or results of operations of the Company.

11.      SUBSEQUENT EVENT:

On February 22, 1998, the Company, CCC and Rentrak signed an agreement (the "Tri-Party Agreement") under which CCC agreed to provide the Company with $1.5 million in debt financing to fund projected 1998 expansion plans and additional working capital. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on its notes payable by the Company until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company is able to lower Rentrak's contingent obligations under its guaranties of the Phoenix and CBC lines of credit discussed above (See Note 5). The Company has agreed not to draw down in excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement triggered the immediate forgiveness of $1,044,487 in Rentrak debt. Rentrak has also agreed to reduce the minimum amount of fees the Company is required to pay for 1998 under the Pay Per Transaction Agreement from 11% to 7% of the Company's 1998 gross retail rental revenue.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1998                     BLOWOUT ENTERTAINMENT, INC.


                                            By: /s/ Steve Berns
                                                ----------------------------
                                                Steve Berns
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


               Signature                                Title                                  Date
               ---------                                -----                                  ----
Steve Berns*                             President and Director (Principal                March 30, 1998
                                         Executive Officer)

Eugene F. Giaquinto*                     Chairman of the Board of Directors               March 30, 1998

Bill LeVine*                             Director                                         March 30, 1998

Muneaki Masuda*                          Director                                         March 30, 1998

Yoshinori Ogida*                         Director                                         March 30, 1998

Seth A. Reames*                          Director                                         March 30, 1998

Thomas D. Berkompas*                     Chief Financial Officer (Principal               March 30, 1998
                                         Financial and Accounting Officer)

*By: /s/ Steve Berns                     Individually and as Attorney-in-Fact             March 30, 1998
    ------------------------
       Steve Berns


                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -------------
    3.1        Amended and Restated Certificate of Incorporation
               [Incorporated by reference to Exhibit 3.1 to Registration
               Statement No. 0-21327]

    3.2        Amended and Restated Bylaws [Incorporated by reference to
               Exhibit 3.2 to Registration Statement No. 0-21327]

    4.1 Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4.1 to Registration Statement No. 0-21327]

   10.1        Amended and Restated 1996 Equity Participation Plan of BlowOut
               Entertainment, Inc. dated November 25, 1996 [Incorporated by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended
               December 31, 1996]

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

    10.3.2     Employment Agreement between BlowOut Entertainment, Inc. and
               Thomas D. Berkompas, dated April 22, 1997*

    10.3.3     Amended and Restated Employment Agreement between BlowOut
               Entertainment, Inc. and Harold Heyer, dated April 22, 1996
               [Incorporated by reference to Exhibit 10.3.3 to Registration
               Statement No. 0-21327]

    10.3.4     Summary of Amendments dated November 4, 1996 to Amended and
               Restated Employment Agreements of Steve Berns, and Harold
               Heyer [Incorporated by reference to Exhibit 10.3.4 to Registration Statement No. 0-21327]

    10.4       Agreement dated July 22, 1996 between Star Video Entertainment
               L.P. and BlowOut Entertainment, Inc. [Incorporated by reference to Exhibit 10.4 to Registration Statement No.
               0-21327]

    10.5       Guarantee Agreement dated June 26, 1996 between Rentrak
               Corporation and BlowOut Entertainment, Inc. [Incorporated by reference to Exhibit 10.5 to Registration Statement No.
               0-21327]

-------------------
*    Filed herewith.


Exhibit No.                  Description
-----------                  -------------
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

    10.9 Registration Rights Agreement dated as of May 28, 1996 by and among BlowOut Entertainment, Inc., Rentrak Corporation
             Streamlined Solutions, Inc., Mortco Inc. and the other persons named therein [Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 1996]

    10.10    Intercompany Note dated as of December 31, 1995 executed by
             BlowOut Entertainment, Inc. as Maker and Rentrak Corporation as Payee [Incorporated by reference to Exhibit 10.10 to Registration Statement No. 0-21327]

    10.11    Form of Indemnity Agreement [Incorporated by reference to
             Exhibit 10.11 to Registration Statement No. 0-21327]

    10.12    Master Sublease Agreement dated September 21, 1994 between
             Kmart Corporation and SuperCenter Entertainment Corporation and First Amendment thereto dated April 1, 1995 and Second
             Amendment thereto dated January 21, 1996 [Incorporated by reference to Exhibit 10.12 to Registration Statement No.
             0-21327]

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

-------------------
*    Filed herewith.


Exhibit No.                  Description
-----------                  -------------
             Registration Statement No. 0-21327]

    10.16    Subscription Agreement dated as of August 28, 1996 between
             Culture Convenience Club Ltd. and BlowOut Entertainment, Inc.
             [Incorporated by reference to Exhibit 10.16 to Registration
             Statement No. 0-21327] 10.17 Note Conversion Agreement dated as of August 28, 1996 between Bill LeVine and BlowOut
             Entertainment, Inc. [Incorporated by reference to Exhibit
             10.17 to Registration Statement No. 0-21327]

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

    10.20    Distribution Agreement dated November 11, 1996 between BlowOut
             Entertainment, Inc. and Rentrak Corporation and principal exhibits thereto [Incorporated by reference to Exhibit 2.1 to Registration Statement 0-21327]

    10.21    Servicing, Warehousing and Distribution Agreement dated as of
             January 1, 1997 between Streamlined Solutions Inc. and BlowOut
             Entertainment, Inc. [Incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 1996]

    10.22    Employee Stock Purchase Plan of BlowOut Entertainment, Inc.
             dated as of December 18, 1996 [Incorporated by reference to
             Exhibit 10.9 of Form 10-K for the fiscal year ended December
             31, 1996]

    10.23    Promissory Note issued by BlowOut Entertainment, Inc. to
             Rentrak Corporation dated August 11, 1997*

    10.24    Tri-Party Agreement between BlowOut Entertainment, Inc.,
             Culture Convenience Club Co. Ltd. And Rentrak Corporation dated as of February 22, 1998*

    10.25    Convertible Promissory Note issued by BlowOut Entertainment,
             Inc. to Culture Convenience Club Co. Ltd. dated February 22,
             1998*

    21.1     List of Subsidiaries [Incorporated by reference to Exhibit
             21.1 to Registration Statement No. 0-21327]

    24.1     Power of Attorney*

-------------------
*    Filed herewith.


 Exhibit No.                  Description
 -----------                  -------------

         27.1     Financial Data Schedule*

-------------------
*    Filed herewith.
                                      E-4