Form 10-Q
period 1998-03-31
BLOWOUT ENTERTAINMENT INC
filed 1998-05-15
CIK 1016626

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


     (Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

                                         OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

            For the Transition Period from _____ to ______


            Commission file number:  0-21327


                             BLOWOUT ENTERTAINMENT, INC.
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                DELAWARE                                87-0498950
     -------------------------------                   ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification no.)

     7700 NE Ambassador Place
     One Airport Center, 2nd Floor, Portland, Oregon        97220
     -----------------------------------------------      ----------
          (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code: 503-331-2729

           ---------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes (X)  No ( )

     As of March 31, 1998, the Registrant had 2,433,330 shares of Common Stock ($.01 par value) outstanding.

                            BLOWOUT ENTERTAINMENT, INC.
                                        INDEX


     PART I.   FINANCIAL INFORMATION                             Page Number

          Item 1.        Financial Statements

          Consolidated Balance Sheet
            March 31, 1998 (Unaudited) and December 31, 1997..   1

          Consolidated Statement of Operations
            Three months ended March 31, 1998 (Unaudited)
            and March 31, 1997 (Unaudited)....................   2

          Consolidated Statement of Cash Flows
            Three months ended March 31, 1998 (Unaudited)
            and March 31, 1997 (Unaudited)....................   3

          Notes to Consolidated Financial Statements..........   4

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   5 - 10

     PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................   N/A

          Item 2.   Changes in Securities.....................   N/A

          Item 3.   Defaults Upon Senior Securities...........   N/A

          Item 4.   Submission of Matters to a Vote of
                    Security Holders..........................   N/A

          Item 5.   Other Information.........................   N/A

          Item 6.   Exhibits and Reports on Form 8-K..........   11

                               BLOWOUT ENTERTAINMENT, INC.
                                CONSOLIDATED BALANCE SHEET

                                                  March 31,     December 31,
                                                     1998           1997
                                                  ----------    ------------
                                                 (Unaudited)
                    ASSETS

          Current assets:
            Cash and cash equivalents .......    $   476,165    $ 1,710,868
            Receivables .....................         45,197        219,844
            Merchandise videocassette inventory    3,014,042      2,975,630
            Other current assets ............        167,802         93,720
                                                 -----------    -----------
               Total current assets..........      3,703,206      5,000,062

          Rental videocassette inventory, net      8,987,597      9,158,819

          Equipment and leasehold improvements,
           net...............................      3,455,273      3,678,593

          Intangible assets, net.............      3,870,409      3,988,291
                                                 -----------    -----------
               Total assets..................    $20,016,485    $21,825,765
                                                 ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
            Line of credit ..................    $ 3,163,151    $ 3,020,366
            Accounts payable ................      2,778,249      3,796,213
            Accrued liabilities .............      1,274,781      1,488,566
            Accrued payroll .................        594,165        582,474
            Current portion of long-term debt        512,625        576,583
                                                 -----------    -----------
               Total current liabilities.....      8,322,971      9,464,202

          Notes payable......................      4,500,132      5,678,647
          Long-term debt.....................      1,250,191      1,343,073
                                                 -----------    -----------
               Total liabilities.............     14,073,294     16,485,922
                                                 -----------    -----------
          Commitments and contingencies

          Stockholders' equity:
            Preferred stock, par value $.01 per
               share; 1,000,000 shares
               authorized; no shares issued and
               outstanding...................              -              -
            Common stock, par value $.01 per
               share;.......10,000,000 shares
               authorized; 2,433,330 issued and
               outstanding...................         24,336         24,336
            Additional paid-in capital ......     21,947,864     21,947,864
            Accumulated deficit .............    (16,029,009)   (16,632,357)
                                                 -----------    -----------
               Total stockholders' equity....      5,943,191      5,339,843
                                                 -----------    -----------
               Total liabilities and stockholders'
                equity.......................    $20,016,485    $21,825,765
                                                 ===========    ===========

               See accompanying notes to consolidated financial statements.

                            BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                               Three Months Ended March 31,
                                                     1998           1997
                                                 -----------    -----------
     REVENUE:

            Rental revenue ..................     $5,692,238    $ 5,762,248
            Product sales ...................      2,222,431      1,836,408
                                                  ----------    -----------
               Total revenue.................      7,914,669      7,598,656
                                                  ----------    -----------
     OPERATING COSTS AND EXPENSES:

            Cost of rental and product sales       3,175,893      2,945,500
            Operating expenses ..............      4,240,757      4,489,119
            Selling, general and administrative      841,017        811,109
                                                  ----------    -----------
               Total operating costs and expenses  8,257,667      8,245,728
                                                  ----------    -----------
     LOSS FROM OPERATIONS....................       (342,998)      (647,072)
                                                  ----------    -----------
     NONOPERATING (INCOME) EXPENSE:

            Interest expense ................        187,099        214,078
            Other, net ......................            (80)       (11,866)
                                                  ----------    -----------
               Total nonoperating expense....        187,019        202,212
                                                  ----------    -----------
     LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
      ITEM...................................       (530,017)      (849,284)

     INCOME TAXES............................              -              -
                                                  ----------    -----------
     LOSS BEFORE EXTRAORDINARY ITEM..........       (530,017)      (849,284)

     EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT  1,133,365              -
                                                  ----------    -----------
     NET INCOME (LOSS).......................     $  603,348    $  (849,284)
                                                  ==========    ===========
     NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
            Basic ...........................     $    (0.22)   $     (0.35)
            Diluted .........................     $    (0.22)   $     (0.35)

     EXTRAORDINARY GAIN PER SHARE:
            Basic ...........................     $     0.47    $         -
            Diluted .........................     $     0.47    $         -

     NET INCOME (LOSS) PER SHARE:
            Basic ...........................     $     0.25    $     (0.35)
            Diluted .........................     $     0.25    $     (0.35)



            See accompanying notes to consolidated financial statements.

                            BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                               Three Months Ended March 31,
                                                     1998           1997
     CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss) ...............     $  603,348     $ (849,284)
            Adjustments to reconcile net income
             (loss) to net cash (used in)
             provided by operating activities:
               Gain on disposal of assets....              -         (1,233)
               Gain on extinguishment of debt     (1,133,365)             -
               Amortization of videocassette
                rental inventory.............      1,298,886      1,070,698
               Depreciation and amortization of
                equipment and leasehold
                improvements.................        268,614        376,705
               Amortization of intangible and
                other assets.................        117,882        117,883
            Changes in current assets and
             liabilities:
               Receivables...................        174,647         57,854
               Merchandise videocassette
                inventory....................        (38,412)       212,728
               Other current assets..........        (74,082)       (58,972)
               Accounts payable..............     (1,017,964)      (953,140)
               Accrued liabilities...........       (144,244)       (74,588)
               Accrued payroll...............         11,691         27,896
                                                  ----------    -----------
            Net cash (used in) provided by
             operating activities ...........         67,001        (73,453)
                                                  ----------    -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of videocassette tapes      (1,127,664)    (1,421,459)
            Capital expenditures ............       (159,985)      (168,030)
                                                  ----------    -----------
            Net cash used in investing
             activities .....................     (1,287,649)    (1,589,489)
                                                  ----------    -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
            Line of credit, net .............        142,785        878,232
            Repayment of long-term debt .....       (156,840)       516,315
                                                  ----------    -----------
            Net cash (used in) provided by
             financing activities ...........        (14,055)     1,394,547
                                                  ----------    -----------
     NET DECREASE IN CASH AND CASH EQUIVALENTS    (1,234,703)      (268,395)

     CASH AND CASH EQUIVALENTS, beginning of
      period.................................      1,710,868      1,379,018
                                                  ----------    -----------
     CASH AND CASH EQUIVALENTS, end of period     $  476,165    $ 1,110,623
                                                  ==========    ===========

            See accompanying notes to consolidated financial statements.

                            BLOWOUT ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



     NOTE 1:   Basis of Presentation

     The accompanying consolidated financial statements of BlowOut Entertainment, Inc. and subsidiaries ("BlowOut" or the "Company") for the three month periods ended March 31, 1998 and March 31, 1997 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year.


     NOTE 2:   Impact of Recent Accounting Developments

     In June 1997, the Financial Accounting Standards Board ("FASB") issues Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $603,348 and $(849,284). In June 1997, the
     FASB issued Statement of Financial Standards No. 131, "Disclosures About Segments of and Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of this statement will not have a material effect on its results of operations or financial statement disclosures.


     NOTE 3:   Reclassifications

     Certain amounts in the March 31, 1997 consolidated financial statements have been reclassified to be consistent with the March 31, 1998 presentation. The reclassifications had no effect on previously reported net loss or stockholders' equity.


     NOTE 4:   Extinguishment of Debt

     On February 22, 1998, the Company, Culture Convenience Club Co., Ltd. ("CCCc) and Rentrak Corporation ("Rentrak") signed an agreement (the "Tri-Party Agreement") under which CCC agreed to provide the Company with $1.5 million in debt financing to fund projected 1998 expansion plans and additional working capital. The first of three equal quarterly installments of this financing in the amount of $500,000 was received on April 1, 1998. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on its notes payable by the Company until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company is able to lower Rentrak's contingent obligations under its guaranties of the Phoenix Financial ("Phoenix") and Coast Business Credit
     ("CBC") lines of credit.   The Company has agreed not to draw down in
     excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement triggered the forgiveness of $1,133,365 in Rentrak debt during the quarter. This forgiveness of debt has no tax effect since the Company has a net operating loss carryforward in excess of the gain.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		     AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     BlowOut Entertainment, Inc. (the "Company") operates retail "store within a store" videocassette and video game outlets located in large mass merchant supercenters and grocery chain stores throughout the United States. As of March 31, 1998, the Company operated 173 retail video stores, including 140 stores located in Wal-Mart SuperCenters, 18 stores located in Super Kmart Centers, six stores in Ralphs under the name "Videos & More", six stores located in Food 4 Less under the name "BlowOut Video", and three in Fred Meyer stores under the "Videos & More" name.

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

     The combination of E-1 and SCE with the Company was intended to create operating efficiencies that began to be realized during fiscal year 1997. In addition, the greater number of stores permitted the Company to better evaluate the contribution of each store to gross revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"). Based on those evaluations, the Company can identify under-performing stores for consideration for closure. By eliminating under-performing stores, the Company will be enhancing its average per store revenues and its EBITDA, and reducing its net operating losses. However, store closures could adversely affect gross revenue.

     Prior to November 25, 1996, Rentrak owned 1,698,942 shares (approximately 70%) of the issued and outstanding common stock, par value $.01 per share, of the Company (the "Common Stock"). On November 25, 1996, Rentrak distributed 1,457,343 shares of Common Stock to the holders of Rentrak common stock in the form of a special dividend (the "spin-off").

     The principal executive offices of the Company are located at 7700 NE Ambassador Place, One Airport Center, Second Floor, Portland, Oregon 97220, telephone (503) 331-2729.

     Results of Operations

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                 Percentage
                                                            Change in dollar
                                Three Months Ended March 31,    Amount From
                                         1998           1997   1997 to 1998

     Rental revenue                     71.9%          75.8%          -1.2%
     Product sales                      28.1%          24.2%          21.0%
          Total revenue                100.0%         100.0%           4.2%
     Cost of rental revenue and
      product sales                     40.1%          38.7%           7.8%
     Operating expenses                 53.6%          59.1%          -5.5%
     Selling, general and
      administrative                    10.6%          10.7%           3.7%

     Loss from operations               -4.3%          -8.5%         -47.0%

     Number of stores open at end of
      period                             173            200

     Revenue

     Revenue for the three month period ended March 31, 1998 increased $316,013, or 4.2%, to $7,914,669 from $7,598,656 for the comparable three months of 1997 despite an average of 20 fewer stores in operation in the 1998 period. Gross rental revenue declined slightly as a result of the 10% reduction in the number of average stores open throughout the period. Average rental revenue per store increased approximately 10% during the quarter ended March 31, 1998 compared to the same quarter of 1997 as a result of a return to normal weather patterns and improved movie releases in the 1998 period. Product sales also contributed significantly to the revenue improvement due to an increase in sales of video games as well as the successful roll-out of an auto-replenishment program for sell-through product which has resulted in a much more consistent restocking of sell-through product in our stores.

     The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the three month periods ended March 31, 1997 and 1998.

                                                             Three Months
                          Fiscal Year Ended December 31,     Ended March 31,
                                1997      1996      1995      1998      1997

     No. of stores open
      12 months                  162       130         3       157       134
     Average rental revenue $127,056  $129,440  $206,387   $33,306   $28,957
     Average product sales  $ 41,484  $ 39,442  $ 61,648   $12,299   $ 9,976
     Average total revenue  $168,540  $168,882  $268,035   $45,605   $38,933

     Average rental revenue for the three month period ended March 31, 1998 increased from the three month period ended March 31, 1997 as a result of the closing of a number of under-performing stores and improved rental activity at continuing stores. The Company's stores operate primarily in the South and Southeast regions of the country. These regions experienced unseasonably warm weather for the first quarter of 1997 versus a return to more _normal_ weather patterns for the first quarter of 1998. The result was more out-of-home activities by families in the 1997 period. Finally, the movie release schedule for the first quarter of 1998 was significantly improved over the release schedule for the 1997 period. Average product sales for the three month period ended March 31, 1998 increased from the three month period ended March 31, 1997. As noted above, the Company has pursued a more aggressive strategy in the marketing and supply of sell-through videocassette and game inventory to take advantage of the high traffic volume in most of its locations and this emphasis has resulted in higher sales of video games and videocassettes.

     Operating Costs and Expenses

     Cost of Product Sales and Rental Revenue ("Cost of Sales")
     Cost of sales increased from $2,945,500, or 38.7% of revenue for the three months of 1997, to $3,175,893, or 40.1% of revenue, for the three months of 1998. The increase in cost of sales in both absolute dollars and percentage terms reflect the increased significance of sales of video games which typically result in a lower margin than sales of videocassettes. For the quarter ended March 31, 1998, product sales accounted for 28% of total revenues compared to 24% for the comparable 1997 period.

     Operating Expenses
     Operating expenses decreased from $4,489,119, or 59.1% of revenue, for the three months ended March 31, 1997 to $4,240,757, or 53.6% of revenue, for the three months ended March 31, 1998. The decrease in operating expenses in absolute dollars is directly attributable to the decrease in the number of stores while the decrease in operating expenses as a percentage of sales is attributable to the improvements in average revenues per store discussed above. The primary components of operating expenses include employee compensation, occupancy, fixed asset depreciation, supplies, shipping and communications.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased only slightly in absolute dollars from $811,109, for the three months ended March 31, 1997, to $841,017, for the three months ended March 31, 1998. As a percentage of revenues, selling, general and administrative expenses were flat at approximately 10.7%, as the slight increase in absolute dollars was offset by an increase in revenues.

     Nonoperating Expenses, Net

     Nonoperating expenses, net decreased from $202,212, or 2.7% of revenue, for the three months ended March 31, 1997, to $187,019, or 2.4% of revenue, for the three months ended March 31, 1998. The decrease is directly attributable to the lack of interest expense in the 1998 period on certain notes payable to Rentrak as further described below.

     Extraordinary Gain on Extinguishment of Debt

     In connection with a $1,500,000 partially convertible debt financing of BlowOut by Culture Convenience Club Co., Ltd. ("CCC") described in detail below, Rentrak agreed to forgive notes payable by BlowOut as the Company reduces Rentrak's exposure on the Company's lines of credit. In the first quarter of 1998, the Company recorded a gain of $1,133,365 from this debt forgiveness.


     Liquidity And Capital Resources

     The Company's principal capital needs are for the opening of new stores. To date, the Company has funded its expansion primarily through cash from operations, advances from Rentrak, and, as more fully described below, borrowings from and sales of stock to Directors, trade credit from suppliers and financing arrangements with asset based lenders.

     In March and April 1996, the Company sold $1.0 million in convertible subordinated notes to each of Mr. Bill LeVine and Culture Convenience Club Co., Ltd. ("CCC"), a Japanese corporation of which Mr. Muneaki Masuda is Chairman and Mr. Yoshinori Ogida is an officer (the "Notes"). Messrs. LeVine, Masuda and Ogida are Directors of the Company. On August 30, 1996, each of Mr. LeVine and CCC converted their Notes into 121,789 shares of BlowOut Common Stock. Also on August 30, 1996, CCC purchased from the Company for $2.98 million a total of 362,931 shares of BlowOut Common Stock at a purchase price of approximately $8.21 per share.

     In August 1996, Phoenix Leasing, Inc. ("Phoenix") agreed to provide asset based financing in an aggregate principal amount of $2.0 million. Amounts outstanding under the Phoenix facility bear interest at a fixed rate per annum equal to 14.525% and are payable in monthly principal and interest installments over a five-year term. The Phoenix facility may be used to finance the construction and opening of (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix facility. Under the Phoenix facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of March 31, 1998, the Company had drawn down the entire $2.0 million facility and had $1,593,918 outstanding under the Phoenix facility with maturity dates extending to September 2002.

     On September 12, 1996, Coast Business Credit ("CBC") entered into an agreement with the Company to provide a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may only draw up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of March 31, 1998, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $3,684,190. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the prime rate plus 2.75% (11.25% as of March 31, 1998). The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a default under the CBC Line of Credit, to repurchase BlowOut's videocassette inventory at specified amounts. As of March 31, 1998, the Company had $3,163,151 outstanding under the CBC Line of Credit.

     On July 22, 1996, the Company entered into an agreement with Star Video to provide the Company with videocassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,975 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video, pursuant to which the Company is obligated to pay Star Video $120,487 on each of May 27, 1997 and 1998. Under the Star Video Agreement, Star Video became the Company's exclusive supplier of new videocassettes for rental and sale not purchased from Rentrak until the later of (i) July 21, 1997, or (ii) repayment of such promissory note. This promissory note is secured by a guaranty of Rentrak. As of March 31, 1998, a balance of $120,487 remained outstanding under this promissory note. In May 1998, the Company signed a two-year, non-exclusive extension of the distribution agreement with Star Video.

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

     On February 22, 1998, the Company, CCC and Rentrak signed an agreement
     (the "Tri-Party Agreement") under which CCC agreed to provide the Company with $1.5 million in three equal quarterly installments to fund projected 1998 expansion plans and additional working capital. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on its notes until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company lowers Rentrak's contingent obligations under their guaranties of the Phoenix and CBC lines of credit discussed above. The Company has agreed not to draw down in excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement triggered the forgiveness of $1,133,365 in Rentrak debt during the three months ended March 31, 1998.

     During the first quarter of 1998, the Company opened three stores in Fred Meyer. The Company is evaluating stores that might benefit from a remodel and expects to perform several remodels in fiscal 1998. The Company does not know the number of new Wal-Mart SuperCenters, or Ralphs grocery store locations which will be made available to the Company for the opening of video stores in fiscal 1998. The Company expects to open at least one additional outlet in Fred Meyer and at least one additional outlet in Food 4 Less in fiscal 1998.

     Also, during the first quarter of 1998, in accordance with previously announced plans, the Company closed 14 stores which did not meet certain performance levels (consisting of eight stores in Wal-Mart and six stores in Kmart).

     The Company had cash and cash equivalents of $476,165 at March 31, 1998. The Company expects to meet its short-term liquidity requirements through net cash provided by operations, cash on hand, the $1,500,000 CCC financing described above, and advances under the CBC Line of Credit. Management believes that these sources of cash will be sufficient to meet its operating needs through March 1999. There can be no assurance that funds will be available in sufficient amounts to finance the acquisition or opening of enough video outlets to sustain the Company's recent rates of growth or that funds will be available to satisfy the Company's liquidity needs after March 1999.

     At March 31, 1998, the Company had a working capital deficit of $4,619,765. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of videocassette rental inventory as a noncurrent asset. The Company expects to operate with a working capital deficit as it expands its store base.

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

          May 14, 1998



          By:  /s/Thomas D. Berkompas
               ------------------------------------
               Thomas D. Berkompas
               Vice President, Chief Accounting and
               Chief Financial Officer