Form 10-Q
period 1998-06-30
BLOWOUT ENTERTAINMENT INC
filed 1998-08-14
CIK 1016626

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


  (Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

                                      OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the Transition Period from _____ to ______


            Commission file number:  0-21327


                           BLOWOUT ENTERTAINMENT, INC.

               (Exact name of registrant as specified in its charter)

             DELAWARE                                           87-0498950
  State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification no.)

                      7700 NE Ambassador Place
            One Airport Center, 2nd Floor, Portland, Oregon         97220
              (Address of principal executive offices)          (Zip Code)

            Registrant's telephone number, including area code: 503-331-2729

                  __________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes (X)  No ( )

As of July 31, 1998, the Registrant had 2,433,330 shares of Common Stock ($.01 par value) outstanding.

                                    BLOWOUT ENTERTAINMENT, INC.
                                             INDEX


  PART I.     FINANCIAL INFORMATION                                  Page Number

        Item 1.     Financial Statements

       Consolidated Balance Sheet
         June 30, 1998 (Unaudited) and December 31, 1997                 1

       Consolidated Statement of Operations
         Three months ended June 30, 1998 (Unaudited)
         and June 30, 1997 (Unaudited)                                   2

       Consolidated Statement of Operations
         Six months ended June 30, 1998 (Unaudited)
         and June 30, 1997 (Unaudited)                                   3

       Consolidated Statement of Cash Flows
         Six months ended June 30, 1998 (Unaudited)
         and June 30, 1997 (Unaudited)                                   4

       Notes to Consolidated Financial Statements                        5 - 6

       Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  7 - 13

  PART II.  OTHER INFORMATION

       Item 1.     Legal Proceedings                                     N/A

       Item 2.     Changes in Securities                                 N/A

       Item 3.     Defaults Upon Senior Securities                       N/A

       Item 4.     Submission of Matters to a Vote of Security Holders   14

       Item 5.     Other Information                                     N/A

       Item 6.     Exhibits and Reports on Form 8-K                      14

                                    BLOWOUT ENTERTAINMENT, INC.
                                    CONSOLIDATED BALANCE SHEET

                                                June 30,     December 31,
                                                  1998           1997
                                                --------     ------------
                                               (Unaudited)
                 ASSETS

       Current assets:
          Cash and cash equivalents.......    $   104,052    $ 1,710,868
          Receivables.....................        351,982        219,844
          Merchandise videocassette
           inventory......................      2,833,152      2,975,630
          Other current assets............        213,206         93,720
                                              -----------    -----------

            Total current assets .........      3,502,392      5,000,062

       Rental videocassette inventory, net      8,988,368      9,158,819

       Equipment and leasehold
          improvements, net...............      3,332,479      3,678,593

       Intangible assets, net ............      3,752,527      3,988,291
                                              -----------    -----------

            Total assets .................    $19,575,766    $21,825,765
                                              ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
          Line of credit..................    $ 2,731,792    $ 3,020,366
          Accounts payable................      2,864,348      3,796,213
          Accrued liabilities.............      1,225,794      1,488,566
          Accrued payroll.................        595,321        582,474
       Current portion of long-term debt .        368,096        576,583
                                              -----------    -----------
            Total current liabilities ....      7,785,351      9,464,202

       Notes payable .....................      4,411,733      5,678,647
       Long-term debt ....................      2,670,716      1,343,073
                                              -----------    -----------
            Total liabilities ............     14,867,800     16,485,922
                                              -----------    -----------

       Commitments and contingencies

       Stockholders' equity:
          Preferred stock, par value $.01 per
            share; 1,000,000 shares authorized;
            no shares issued and outstanding            -              -
          Common stock, par value $.01 per share;
            10,000,000 shares authorized;
            2,433,330 issued and outstanding       24,336         24,336
          Additional paid-in capital......     21,947,864     21,947,864
          Accumulated deficit.............    (17,264,234)   (16,632,357)
                                              -----------    -----------
            Total stockholders' equity ...      4,707,966      5,339,843
                                              -----------    -----------
            Total liabilities and stockholders'
             equity ......................    $19,575,766    $21,825,765
                                              ===========    ===========





               See accompanying notes to consolidated financial statements.

                                    BLOWOUT ENTERTAINMENT, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      1998              1997
                                                      ----              ----
    REVENUE:

         Rental revenue                             $4,724,771       $5,932,666
         Product sales                               1,707,139        1,730,619
                                                   -----------       ----------
              Total revenue                          6,431,910        7,663,285
                                                   -----------       ----------

    OPERATING COSTS AND EXPENSES:

         Cost of rental and product sales            2,730,703        2,778,371
         Operating expenses                          4,003,218        4,276,183
         Selling, general and administrative           825,215          845,166
                                                   -----------       ----------
              Total operating costs and expenses     7,559,136        7,899,720
                                                   -----------       ----------

    LOSS FROM OPERATIONS                            (1,127,226)        (236,435)
                                                   -----------       ----------

    NONOPERATING (INCOME) EXPENSE:

         Interest expense                              203,342          259,108
         Other, net                                    (22,660)         (38,603)
                                                   -----------       ----------
              Total nonoperating expense               180,682          220,505
                                                   -----------       ----------

    LOSS BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                            (1,307,908)        (456,940)

    INCOME TAX PROVISION                                15,715            8,707
                                                   -----------       ----------

    LOSS BEFORE EXTRAORDINARY ITEM                  (1,323,623)        (465,647)

    EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT        88,398                -
                                                   -----------       ----------

    NET LOSS                                       $(1,235,225)      $ (465,647)
                                                   ===========       ==========

    NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
         Basic                                     $     (0.55)      $    (0.19)
                                                   ===========       ==========
         Diluted                                   $     (0.55)      $    (0.19)
                                                   ===========       ==========

    EXTRAORDINARY GAIN PER SHARE:
         Basic                                     $      0.04       $        -
                                                   ===========       ==========
         Diluted                                   $      0.04       $        -
                                                   ===========       ==========

    NET LOSS PER SHARE:
         Basic                                     $     (0.51)      $   (0.19)
                                                   ===========       =========
         Diluted                                   $     (0.51)      $   (0.19)
                                                   ===========       =========

    WEIGHTED AVERAGE COMMON SHARES                   2,433,330       2,433,330
                                                   ===========       =========



                 See accompanying notes to consolidated financial statements.

                                    BLOWOUT ENTERTAINMENT, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                      1998              1997
                                                      ----              ----
    REVENUE:

         Rental revenue                            $10,417,009      $11,694,914
         Product sales                               3,929,570        3,567,027
                                                   -----------      -----------

              Total revenue                         14,346,579       15,261,941
                                                   -----------      -----------
    OPERATING COSTS AND EXPENSES:

         Cost of rental and product sales            5,906,596        5,723,871
         Operating expenses                          8,240,401        8,765,302
         Selling, general and administrative         1,669,806        1,656,275
                                                   -----------      -----------
              Total operating costs and expenses    15,816,803       16,145,448
                                                   -----------      -----------

    LOSS FROM OPERATIONS                            (1,470,224)        (883,507)
                                                   -----------      -----------
    NONOPERATING (INCOME) EXPENSE:

         Interest expense                              390,441          473,186
         Other, net                                    (22,968)         (50,469)
                                                   -----------      -----------
              Total nonoperating expense               367,473          422,717
                                                   -----------      -----------

    LOSS BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                            (1,837,697)      (1,306,224)

    INCOME TAX PROVISION                                15,943            8,707
                                                   -----------      -----------
    LOSS BEFORE EXTRAORDINARY ITEM                  (1,853,640)      (1,314,931)

    EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT     1,221,763                -
                                                   -----------      -----------
    NET LOSS                                       $  (631,877)     $(1,314,931)
                                                   ===========      ===========

    NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
         Basic                                     $     (0.76)     $     (0.54)
                                                   ===========      ===========
         Diluted                                   $     (0.76)     $     (0.54)
                                                   ===========      ===========
    EXTRAORDINARY GAIN PER SHARE:
         Basic                                     $      0.50      $         -
                                                   ===========      ===========
         Diluted                                   $      0.50      $         -
                                                   ===========      ===========

    NET LOSS PER SHARE:
         Basic                                     $     (0.26)     $     (0.54)

                                                   ===========      ===========
         Diluted                                   $     (0.26)     $     (0.54)
                                                   ===========      ===========

    WEIGHTED AVERAGE COMMON SHARES                   2,433,330        2,433,330
                                                   ===========      ===========




                  See accompanying notes to consolidated financial statements.

                                    BLOWOUT ENTERTAINMENT, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                      Six months Ended June 30,
                                                      -------------------------
                                                      1998              1997
                                                      ----              ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                  $  (631,877)    $(1,314,931)
         Adjustments to reconcile net loss to
          net cash provided by operating
          activities:
              Gain on disposal of assets                     -          (1,233)
              Gain from extinguishment of debt      (1,221,763)              -
              Amortization of videocassette
               rental inventory                      2,628,463       2,152,073
              Depreciation                             531,382         651,308
              Amortization of intangible and other
               assets                                  235,764         235,765
         Changes in current assets and
          liabilities:
              Receivables                             (132,138)        128,866
              Merchandise videocassette inventory      142,478         159,138
              Prepaids and other assets               (119,486)       (113,918)
              Accounts payable                        (931,865)     (1,744,442)
              Accrued liabilities                      (33,660)        190,317
              Accrued payroll                           12,847          20,371
                                                   -----------     -----------
         Net cash provided by operating activities     480,145         363,314
                                                   -----------     -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of videocassette tapes, net      (2,458,012)     (3,417,762)
         Capital expenditures, net                    (414,380)       (210,657)
             Other assets                                    -         (46,373)
                                                   -----------     -----------
         Net cash used in investing activities      (2,872,392)     (3,674,792)
                                                   -----------     -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Line of credit, net                          (288,574)        918,100
         Additional borrowings                       1,500,000       2,476,695
         Repayment of long-term debt                  (425,995)       (392,335)
                                                   -----------     -----------
         Net cash provided by financing
          activities                                   785,431       3,002,460
                                                   -----------     -----------
    NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,606,816)       (309,018)
    CASH AND CASH EQUIVALENTS, beginning of period   1,710,868       1,379,018
                                                   -----------     -----------
    CASH AND CASH EQUIVALENTS, end of period       $   104,052     $ 1,070,000
                                                   ===========     ===========





                  See accompanying notes to consolidated financial statements.

                                    BLOWOUT ENTERTAINMENT, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (UNAUDITED)


NOTE 1:     Basis of Presentation

The accompanying consolidated financial statements of BlowOut Entertainment, Inc. and subsidiaries ("BlowOut" or the "Company") for the three month and six month periods ended June 30, 1998 and June 30, 1997 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.


NOTE 2:     Impact of Recent Accounting Developments

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."
The Company has adopted the standard as of January 1, 1998. Total comprehensive loss for the three months ended June 30, 1998 and 1997 was $1,235,225 and $465,647, respectively and for the six months ended June 30, 1998 and 1997 was $631,877 and $1,314,931, respectively.

In June 1997, the FASB issued Statement of Financial Standards No. 131, "Disclosures About Segments of and Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Company believes the implementation of this statement will not have a material effect on its results of operations or financial statement disclosures.

NOTE 3:   Extinguishment of Debt

On February 22, 1998, the Company, Culture Convenience Club Co., Ltd. ("CCC") and Rentrak Corporation ("Rentrak") signed an agreement (the "Tri-Party Agreement") under which CCC agreed to provide the Company with $1.5 million in debt financing to fund projected 1998 expansion plans and additional working capital. By June 30, 1998, the entire $1.5 million funding had been received by the Company. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on its notes payable by the Company until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company is able to lower Rentrak's contingent obligations under its guaranties of the Phoenix
Financial ("Phoenix") and Coast Business Credit ("CBC") lines of credit.   The
Company has agreed not to draw down in excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement has triggered the forgiveness of $1,221,763 in Rentrak debt through June 30, 1998. This forgiveness of debt has no tax effect since the Company has a net operating loss carryforward in excess of the gain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

BlowOut Entertainment, Inc. (the "Company") operates retail "store within a store" videocassette and video game outlets located in large mass merchant supercenters and grocery chain stores throughout the United States. As of June 30, 1998, the Company operated 165 retail video stores, including 134 stores located in Wal-Mart SuperCenters, 16 stores located in Super Kmart Centers, 6 stores in Ralphs under the name "Videos & More", 6 stores located in Food 4 Less under the name "BlowOut Video", and 3 stores in Fred Meyer under the "Videos & More" name.

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

The combination of E-1 and SCE with the Company was intended to create operating efficiencies that began to be realized during fiscal year 1997. In addition, the greater number of stores permitted the Company to better evaluate the contribution of each store to gross revenue and earnings before interest, taxes, fixed asset depreciation and amortization ("EBITDA"). Based on those evaluations, the Company can identify under-performing stores for consideration for closure. By eliminating under-performing stores, the Company seeks to enhance its average per store revenues and its EBITDA, and reducing its net operating losses. However, store closures could adversely affect gross revenue.

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

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                    Percentage
                                                              Change in dollar
                                  Three Months Ended June 30,      Amount From
                                       1998              1997     1997 to 1998
                                       ----              ----     ------------
Rental revenue                         73.5%             77.4%          (20.4%)
Product sales                          26.5%             22.6%           (1.4%)
     Total revenue                    100.0%            100.0%          (16.1%)
Cost of rental revenue and product
     sales                             42.5%             36.3%           (1.7%)
Operating expenses                     62.2%             55.8%           (6.4%)
Selling, general and administrative    12.8%             11.0%           (2.4%)

Net loss                              (19.2%)            (6.1%)        (165.3%)

Number of stores open at end of period  165               200


Revenue

Revenue for the three months ended June 30, 1998 decreased $1,231,375, or 16.1%, to $6,431,910 from $7,663,285 for the comparable three months of 1997. The number of stores in operation decreased from 200 at June 30, 1997 to 165 at June 30, 1998 as the net result of the opening of 5 stores and the closing of 40 underperforming stores between June 30, 1997 and June 30, 1998. The decrease in revenues resulted almost entirely from a decline in videocassette rentals. Contributing to the decline, the new releases for the quarter ended June 30, 1998 were not as strong as the comparable 1997 period. This situation was exacerbated by the availability in the 1997 period of several popular titles under Rentrak's PPT system which allowed for the purchase in 1997 of a significantly higher number of additional copies when compared to the copy depth in the 1998 period. This reduction in copy depth at the Company's stores occurred concurrent with national competitors implementing revenue sharing programs with most of the major Hollywood studios allowing these competitors to significantly increase the number of copies in their stores. The significant increase in the number of copies available to satisfy customer demand has also resulted in a significantly shorter rental demand period for new releases which has negatively affected the Company's rental revenues.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the three month periods ended June 30, 1997 and 1998.
                                                                  Three Months
                                  Fiscal Year Ended December 31,  Ended June 30,
                                    1997        1996        1995    1998    1997
                                    ----        ----        ----    ----    ----
No. of stores open 12 months         162         130           3     156     156
Average rental revenue          $127,056    $129,440    $206,387 $28,540 $32,354
Average product sales           $ 41,484    $ 39,442    $ 61,648 $ 9,807 $ 9,138
Average total revenue           $168,540    $168,882    $268,035 $38,347 $41,492

The decrease in average rental revenue for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997 is the result of the factors noted above. Average product sales for the three-month period ended June 30, 1998 increased from the three-month period ended June 30, 1997. The Company has pursued a more aggressive strategy in the marketing of sell-through videocassette inventory and video games to take advantage of the high traffic volume in most of its locations and this emphasis has resulted in higher sales of videocassettes and video games.

Operating Costs and Expenses

Cost of Rental and Product Sales
Cost of rental and product sales decreased slightly in absolute dollars from $2,778,371 for the three months ended June 30, 1997, to $2,730,703 for the three months ended June 30, 1998 as a direct result of a decrease in the number of stores in operation. Cost of rental and product sales as a percentage of revenues has increased from 36.3% to 42.5% as a result of the fixed nature of the rental product acquisition costs and decreased revenue. Rental product is purchased based on projected demand. When demand does not meet expectations as occurred in the second quarter of fiscal 1998, the resulting amortization of the rental product costs as a percentage of revenues increases. Cost of rental and product sales as a percentage of revenues was also negatively affected by the increased proportion of lower margin video game sales to total sell-through revenues.

Operating Expenses
Operating expenses decreased in absolute dollars from $4,276,183 (55.8% of revenues) for the three months ended June 30, 1997, to $4,003,218 (62.2%)for the three months ended June 30, 1998 as a direct result of the net decrease in the number of stores between these periods. The increase in operating expenses as a percentage of sales is the result of the largely fixed operating expenses being spread over a comparatively smaller revenue base in the 1998 period. The primary components of operating expenses are employee compensation, occupancy, fixed asset depreciation, supplies and communications.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased in absolute dollars from $845,166 for the three months ended June 30, 1997, to $825,215 for the three months ended June 30, 1998 as a result of management's continued focus on operational efficiency. As a percentage of revenues SG&A increased from 11.0% for the 1997 period to 12.8% for the 1998 period as a result of the largely fixed selling, general and administrative expenses being spread over a comparatively smaller revenue base in the 1998 period.

Nonoperating Expenses, Net
Nonoperating expenses, net decreased from $220,505, or 2.9% of revenue, for the three months ended June 30, 1997, to $180,682, or 2.8% of revenue, for the three months ended June 30, 1998. The improvement is attributable to the decrease in interest expense related to the Rentrak debt as more fully described under Liquidity and Capital Resources below.

Extraordinary gain on Extinguishment of Debt
In connection with at $1,500,000 partially convertible debt financing of BlowOut by Culture Convenience Club Co., Ltd. ("CCC") described below, Rentrak agreed to forgive notes payable by BlowOut as the Company reduces Rentrak's exposure on the Company's lines of credit. In the second quarter of 1998, the Company recorded a gain of $88,398 as a result of a decrease during the quarter in Rentrak's exposure.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                     Percentage
                                                               Change in dollar
                                     Six Months Ended June 30,      Amount From
                                        1998              1997     1997 to 1998
                                        ----              ----     ------------
Rental revenue                          72.6%             76.6%          (10.9%)
Product sales                           27.4%             23.4%           10.2%
     Total revenue                     100.0%            100.0%           (6.0%)
Cost of rental revenue and product
     sales                              41.2%             37.5%            3.2%
Operating expenses                      57.4%             57.4%           (6.0%)
Selling, general and administrative     11.6%             10.9%            0.8%

Net loss                                (4.4%)            (8.6%)         (51.9%)

Number of stores open at end of period   165               200

Revenue

Revenue for the six months ended June 30, 1998 decreased $915,362, or 6.0%, to $14,346,579 from $15,261,941 for the comparable six months of 1997. As more fully described in the three month period discussion above, a decline in rental revenue in the second quarter of 1998 more than offset the gains made in the first quarter. Year to date same store sales for the six months ended June 30, 1998 were up 1.7% despite a decrease in the second quarter of 7.6% while rolling twelve month same store sales were up 3.1%.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the six month periods ended June 30, 1997 and 1998.
                                                                    Six Months
                              Fiscal Year Ended December 31,      Ended June 30,
                               1997        1996        1995      1998      1997
                               ----        ----        ----      ----      ----
No. of stores open 12 months    162         130           3       156       156
Average rental revenue     $127,056    $129,440    $206,387   $62,146   $63,251
Average product sales      $ 41,484    $ 39,442    $ 61,648   $22,133   $19,493
Average total revenue      $168,540    $168,882    $268,035   $84,279   $82,744

Average rental revenue for the six month period ended June 30, 1998 decreased from the six month period ended June 30, 1997 as a result of the decline in rental revenue in the second quarter of 1998 as described throughout this report. Average product sales for the six-month period ended June 30, 1998 increased from the six-month period ended June 30, 1997. The Company has pursued a more aggressive strategy in the marketing of sell-through videocassette inventory to take advantage of the high traffic volume in most of its locations and this emphasis has paid off in higher sales of videocassettes.

Operating Costs and Expenses

Cost of Rental and Product Sales
Cost of rental and product sales increased from $5,723,871, or 37.5% of revenue for the six months of 1997, to $5,906,596, or 41.2% of revenue, for the six months of 1998. Cost of rental and product sales as a percentage of revenues has increased as a result of the fixed nature of the rental product acquisition costs. Rental product is purchased based on projected demand. When demand does not meet expectations, as occurred in the second quarter of fiscal 1998, the amortization of the rental product costs as a percentage of revenues increases. Cost of rental and product sales as a percentage of revenues was also adversely affected by the increased proportion of lower margin video game sales to total sell-through revenues. The increase in cost of sales in absolute dollars reflects the increase in sales of video games which typically result in a lower margin than sales of videocassettes.

Operating Expenses
Operating expenses decreased in absolute dollars from $8,765,302 for the six months ended June 30, 1997 to $8,240,401 for the six months ended June 30, 1998. The decrease in operating expenses in absolute dollars is directly attributable to the decrease in the number of stores. The primary components of operating expenses include employee compensation, occupancy, fixed asset depreciation, supplies, shipping and communications.

Selling, General and Administrative Expenses
Selling, general and administrative expenses remained flat at $1,669,806 for the six months ended June 30, 1998 compared to $1,656,275 for the six months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses increased from 10.9% for the six months ended June 30, 1997 to 11.6% for the comparable 1998 period as a result of the decrease in revenues experienced in the 1998 period as discussed above.

Nonoperating Expenses, Net
Nonoperating expenses, net decreased from $422,717, or 2.8% of revenue, for the six months ended June 30, 1997, to $367,473, or 2.6% of revenue, for the six months ended June 30, 1998. The decrease is attributable to the decrease in interest expense related to the Rentrak debt as more fully described under Liquidity and Capital Resources below.

Liquidity and Capital Resources

As a result of the decline in revenue experienced beginning in the second quarter of 1998, the Company's principal capital needs have shifted from the opening of new stores to the continuation of operations. To date, the Company has funded its expansion primarily through cash from operations, advances from Rentrak, and, as more fully described below, borrowings from and sales of stock to Directors, trade credit from suppliers and financing arrangements with asset based lenders.

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

In August 1996, Phoenix Leasing, Inc. ("Phoenix") agreed to provide asset based financing in an aggregate principal amount of $2.0 million. Amounts outstanding under the Phoenix facility bear interest at a fixed rate per annum equal to 14.525% and are payable in monthly principal and interest installments over a five-year term. The Phoenix facility may be used to finance the construction and opening of (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix facility. Under the Phoenix facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of July 31, 1998, the Company had drawn down the entire $2.0 million facility and had $1,483,590 outstanding under the Phoenix facility with maturity dates extending to September 2002.

On September 12, 1996, Coast Business Credit ("CBC") entered into an agreement with the Company to provide a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may only draw up to 80% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of July 31, 1998, 80% of the Orderly Liquidation Value of the Company's inventory was approximately $3,552,784. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the prime rate plus 2.75% (11.25% as of July 31, 1998). The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a default under the CBC Line of Credit, to repurchase BlowOut's videocassette inventory at specified amounts. As of July 31, 1998, the Company had $2,774,315 outstanding under the CBC Line of Credit. The Company and CBC recently agreed to modify the computation of the borrowing base which, as of August 7, 1998 had the effect of increasing the borrowing base by approximately $400,000.

On July 22, 1996, the Company entered into an agreement with Star Video to provide the Company with videocassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,975 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video which has subsequently been paid in full. In May 1998, the Company signed a two-year, non-exclusive extension of the distribution agreement with Star Video. Recently, Star Video agreed to defer approximately $700,000 of trade payables due from the Company. In return, the Company has agreed to pay in advance for videocassettes purchased from Star Video.

During the first quarter of 1997 the Company entered into an agreement with Rentrak whereby payables resulting from the Company's use of the Rentrak PPT system during the first six months of fiscal 1997 were deferred until January 1998, at which time such amounts totaling $2.1 million became due and payable in twelve, equal, interest-free, monthly installments. The Company also has a note payable due Rentrak in the amount of $3.01 million arising from transactions which occurred prior to the spin-off from Rentrak. This note together with accrued interest at 9% per annum was originally due and payable on March 31, 1999.

On February 22, 1998, the Company, CCC and Rentrak signed an agreement (the "Tri-Party Agreement") under which CCC agreed to provide and has provided the Company with $1.5 million to fund projected 1998 expansion plans and additional working capital. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on its notes until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company lowers Rentrak's contingent obligations under
their guaranties of the Phoenix and CBC lines of credit discussed above.   The
Company has agreed not to draw down in excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement triggered the forgiveness of $1,221,763 in Rentrak debt during the six months ended June 30, 1998.

During the first quarter of 1998, the Company opened three stores in Fred Meyer. The Company does not know the number of new Wal-Mart SuperCenters, or Ralphs grocery store locations which will be made available to the Company for the opening of video stores in fiscal 1998. The Company expects to open at least one additional outlet in Fred Meyer and at least two additional outlets in Ralphs or Food 4 Less in the remainder of fiscal 1998.

Also, during the second quarter of 1998, in accordance with previously announced plans, the Company closed 8 stores which did not meet certain performance levels (consisting of 6 stores in Wal-Mart and 2 stores in Kmart).

The Company had cash and cash equivalents of $104,052 at June 30, 1998. The Company expects to meet its short-term liquidity requirements through net cash provided by operations, cash on hand, advances under the CBC Line of Credit and deferrals of trade payables to Star Video. However, as a result of the significant decline in rental revenue experienced in the second quarter as discussed above, as well as the continuance of this adverse trend in the third quarter, unless the Company is able to obtain new equity and/or debt capital, or is able to refinance its existing debt to generate additional cash flows, Management believes that the existing sources of cash may not be sufficient to meet its operating needs after December 31, 1998. Management is actively exploring alternatives to raise additional capital.

At June 30, 1998, the Company had a working capital deficit of $4,282,959. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of videocassette rental inventory as a noncurrent asset. The Company expects to operate with a working capital deficit as it expands its store base.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs and business systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

Based on a recent assessment, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new versions of software that are Year 2000 compliant, the potential problems arising from the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company.

The Company has initiated formal communications, in the form of questionnaires with its significant suppliers and software vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 Issue. At this time, the Company cannot predict the level of Year 2000 readiness of its suppliers or host vendors. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project not later than December 31, 1998. The total cost of the Year 2000 project is estimated at approximately $50,000 and will be funded through operating cash flows, as available. To date, the Company has incurred no significant costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all computer codes, and similar uncertainties. The Company has not yet developed contingency plans should its Year 200 program not be implemented to the extent necessary to assure undisrupted operation through the turn of the century.

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

PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders


            On May 5, 1998, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") during which Bill LeVine (2,335,541 votes in favor, 97,798 votes withheld) and Muneaki Masuda (2,345,868 votes in favor, 87,462 votes withheld) were reelected to terms as directors of the Company. Votes were also cast for the ratification of the reappointment of Price Waterhouse, LLP as the Company's independent auditors for the 1998 fiscal year (2,350,648 votes in favor, 495 votes against and 1,316 abstentions).


  Item 6.     Exhibits and Reports on Form 8-K


              Exhibit 27 - Financial Data Schedule

                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     BLOWOUT ENTERTAINMENT, INC.

     August 14, 1998



     By:     /s/Thomas D. Berkompas
             ------------------------------------
             Thomas D. Berkompas
             Vice President, Chief Accounting and
             Chief Financial Officer