Form 10-Q
period 1998-09-30
BLOWOUT ENTERTAINMENT INC
filed 1998-10-29
CIK 1016626

FORM 10-Q

                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                   OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______ to ______


          Commission file number:  0-21327


                         BLOWOUT ENTERTAINMENT, INC.

          (Exact name of registrant as specified in its charter)

           DELAWARE                                        87-0498950
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification no.)

                    7700 NE Ambassador Place
         One Airport Center, 2nd Floor, Portland, Oregon       97220
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

                                      Yes (X)  No ( )

As of October 28, 1998, the Registrant had 2,433,330 shares of Common Stock ($.01 par value) outstanding.

                                  BLOWOUT ENTERTAINMENT, INC.
                                           INDEX


PART I.     FINANCIAL INFORMATION                                  Page Number

      Item 1.     Financial Statements

      Consolidated Balance Sheet
        September 30, 1998 (Unaudited) and December 31, 1997            1

      Consolidated Statement of Operations
        Three months ended September 30, 1998 (Unaudited)
        and September 30, 1997 (Unaudited)                              2

      Consolidated Statement of Operations
        Nine months ended September 30, 1998 (Unaudited)
        and September 30, 1997 (Unaudited)                              3

      Consolidated Statement of Cash Flows
        Nine months ended September 30, 1998 (Unaudited)
        and September 30, 1997 (Unaudited)                              4

      Notes to Consolidated Financial Statements                        5

      Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  6 - 13

PART II.	OTHER INFORMATION

      Item 1.     Legal Proceedings                                     N/A

      Item 2.     Changes in Securities                                 N/A

      Item 3.     Defaults Upon Senior Securities                       N/A

      Item 4.     Submission of Matters to a Vote of Security Holders   N/A

      Item 5.     Other Information                                     14

      Item 6.     Exhibits and Reports on Form 8-K                      14

                             BLOWOUT ENTERTAINMENT, INC.
                             CONSOLIDATED BALANCE SHEET

                                                September 30,     December 31,
                                                    1998              1997
                                                ------------      ------------
                                                 (Unaudited)
                           ASSETS
                           ------
Current assets:
      Cash and cash equivalents                  $   742,855       $ 1,710,868
      Receivables                                    263,790           219,844
      Merchandise videocassette
        inventory                                  2,686,400         2,975,630
      Other current assets                           179,194            93,720
                                                ------------       -----------
            Total current assets                   3,872,239         5,000,062

Rental videocassette inventory,net                 8,674,599         9,158,819

Equipment and leasehold
  improvements, net                                2,835,493         3,678,593

Intangible assets, net                             3,634,644         3,988,291
                                                ------------       -----------
            Total assets                         $19,016,975       $21,825,765
                                                ============       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
      Line of credit                             $ 3,560,480       $ 3,020,366
      Accounts payable                             3,296,551         3,796,213
      Accrued liabilities                          1,673,662         1,488,566
      Accrued payroll                                602,158           582,474
      Current portion of long-term debt              379,734           576,583
                                                 -----------       -----------
            Total current liabilities              9,512,586         9,464,202

Notes payable                                      4,320,085         5,678,647
Long-term debt                                     2,597,373         1,343,073
                                                 -----------       -----------
            Total liabilities                     16,430,044        16,485,922
                                                 -----------       -----------
Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $.01
        per share; 1,000,000 shares
        authorized; no shares issued
        and outstanding                                    -                 -
      Common stock, par value $.01
        per share; 10,000,000 shares
        authorized; 2,433,330 issued
        and outstanding                               24,336            24,336
      Additional paid-in capital                  21,947,864        21,947,864
      Accumulated deficit                        (19,385,269)      (16,632,357)
                                                 -----------       -----------
            Total stockholders' equity             2,586,931         5,339,843
                                                 -----------       -----------
            Total liabilities and
              stockholders' equity               $19,016,975       $21,825,765
                                                 ===========       ===========

              See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)


                                           Three Months Ended September 30,
                                                  1998              1997
                                             -----------       -----------
REVENUE:

     Rental revenue                           $4,568,137       $ 5,993,482
     Product sales                             1,527,185         1,766,610
                                             -----------       -----------
          Total revenue                        6,095,322         7,760,092
                                             -----------       -----------
OPERATING COSTS AND EXPENSES:

     Cost of rental and product sales          2,914,926         3,066,678
     Operating expenses                        4,372,933         4,493,006
     Selling, general and administrative         835,139           777,155
                                             -----------       -----------
          Total operating costs and expenses   8,122,998         8,336,839
                                             -----------       -----------
LOSS FROM OPERATIONS                          (2,027,676)         (576,747)
                                             -----------       -----------
NONOPERATING (INCOME) EXPENSE:

     Interest expense                            233,441           234,648
     Other, net                                  (56,016)           25,008
                                             -----------       -----------
          Total nonoperating expense             177,425           259,656
                                             -----------       -----------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                          (2,205,101)         (836,403)

INCOME TAX PROVISION                               7,666               706
                                             -----------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                (2,212,767)         (837,109)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT      91,648                 -
                                             -----------       -----------
NET LOSS                                     $(2,121,119)      $  (837,109)
                                             ===========       ===========
NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
     Basic                                   $     (0.91)      $     (0.34)
     Diluted                                 $     (0.91)      $     (0.34)

EXTRAORDINARY GAIN PER SHARE:
     Basic                                   $      0.04       $         -
     Diluted                                 $      0.04       $         -

NET LOSS PER SHARE:
     Basic                                   $     (0.87)      $     (0.34)
     Diluted                                 $     (0.87)      $     (0.34)


WEIGHTED AVERAGE COMMON SHARES                 2,433,330         2,433,330



          See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                            Nine Months Ended September 30,
                                                1998              1997
                                             -----------       -----------
REVENUE:

     Rental revenue                          $14,985,146       $17,688,396
     Product sales                             5,456,755         5,333,637
                                             -----------       -----------
          Total revenue                       20,441,901        23,022,033
                                             -----------       -----------
OPERATING COSTS AND EXPENSES:

     Cost of rental and product sales          8,821,522         8,790,549
     Operating expenses                       12,613,334        13,258,308
     Selling, general and administrative       2,504,945         2,433,430
                                             -----------       -----------
          Total operating costs and expenses  23,939,801        24,482,287
                                             -----------       -----------
LOSS FROM OPERATIONS                          (3,497,900)       (1,460,254)
                                             -----------       -----------
NONOPERATING (INCOME) EXPENSE:

     Interest expense                            623,882           707,834
     Other, net                                  (78,984)          (25,461)
                                             -----------       -----------
          Total nonoperating expense             544,898           682,373
                                             -----------       -----------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                          (4,042,798)       (2,142,627)

INCOME TAX PROVISION                              23,609             9,413
                                             -----------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                (4,066,407)       (2,152,040)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT   1,313,411                 -
                                             -----------       -----------
NET LOSS                                     $(2,752,996)      $(2,152,040)
                                             ===========       ===========
NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
     Basic                                   $     (1.67)      $     (0.88)
     Diluted                                 $     (1.67)      $     (0.88)

EXTRAORDINARY GAIN PER SHARE:
     Basic                                   $      0.54       $         -
     Diluted                                 $      0.54       $         -

NET LOSS PER SHARE:
     Basic                                   $     (1.13)      $     (0.88)
     Diluted                                 $     (1.13)      $     (0.88)

WEIGHTED AVERAGE COMMON SHARES                 2,433,330         2,433,330



           See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                            Nine months Ended September 30,
                                                1998              1997
                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                $(2,752,996)      $(2,152,040)
     Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
          Gain on disposal of assets                   -            (1,233)
          Gain from extinguishment of debt    (1,313,411)                -
          Amortization of videocassette
           rental inventory                    4,048,408         3,460,863
          Depreciation                           787,077           834,354
          Amortization of intangible and
           other assets                          353,646           353,647
     Changes in current assets and
      liabilities:
          Receivables                            (43,947)          163,212
          Merchandise videocassette inventory    289,230           123,962
          Prepaids and other assets              (85,473)          (27,266)
          Accounts payable                      (499,662)       (1,663,011)
          Accrued liabilities                    706,477           289,273
          Accrued payroll                         19,684            28,057
                                             -----------       -----------
     Net cash provided by operating
       activities                                480,145         1,409,818
                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of videocassette tapes, net    (3,564,188)       (5,069,041)
     Capital expenditures, net                  (465,272)         (142,187)
         Other assets                                  -           (77,484)
                                             -----------       -----------
     Net cash used in investing activities    (4,029,460)       (5,288,712)
                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit, net                         540,114         1,046,137
     Additional borrowings                     1,500,000         3,000,697
     Repayment of long-term debt                (487,698)         (445,338)
                                             -----------       -----------
     Net cash provided by financing
      activities                               1,552,415         3,601,496
                                             -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (968,013)         (277,398)

CASH AND CASH EQUIVALENTS, beginning of
 period                                        1,710,868         1,379,018
                                             -----------       -----------
CASH AND CASH EQUIVALENTS, end of period     $   742,855       $ 1,101,620
                                             ===========       ===========






           See accompanying notes to consolidated financial statements.

                             BLOWOUT ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)

NOTE 1:     Basis of Presentation

The accompanying consolidated financial statements of BlowOut Entertainment, Inc. and subsidiaries ("BlowOut" or the "Company") for the three month and nine month periods ended September 30, 1998 and September 30, 1997 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

NOTE 2:     Impact of Recent Accounting Developments

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."
The Company has adopted the standard as of January 1, 1998. Total comprehensive loss for the three months ended September 30, 1998 and 1997 was $2,121,119 and $837,109, respectively and for the nine months ended September 30, 1998 and 1997 was $2,752,996 and $2,152,040, respectively.

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

On February 22, 1998, the Company, Culture Convenience Club Co., Ltd. ("CCC") and Rentrak Corporation ("Rentrak") signed an agreement (the "Tri-Party Agreement") under which CCC agreed to provide the Company with $1.5 million in debt financing to fund projected 1998 expansion plans and additional working capital. By June 30, 1998, the entire $1.5 million funding had been received by the Company. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on its notes payable by the Company until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company is able to lower Rentrak's contingent obligations under its guaranties of the Phoenix
Financial ("Phoenix") and Coast Business Credit ("CBC") lines of credit.   The
Company has agreed not to draw down in excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement has triggered the forgiveness of $1,313,411 in Rentrak debt through September 30, 1998. This forgiveness of debt has no tax effect since the Company has a net operating loss carryforward in excess of the gain.

NOTE 4:	Correspondence from The Nasdaq Stock Market

The Company has received correspondence from The Nasdaq Stock Market ("Nasdaq") that the Company's failure to maintain the net tangible asset and minimum bid price requirements for continued listing on The Nasdaq SmallCap Market could result in the delisting of the Company's stock. A written hearing on the issue was held by Nasdaq on October 22, 1998 and the Company anticipates learning the results of this hearing on or about November 5, 1998. In the event the Company's stock is delisted from the Nasdaq SmallCap Market, the Company anticipates that its stock would be traded on the over-the-counter market. The Company believes that delisting is likely.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

BlowOut Entertainment, Inc. (the "Company") operates retail "store within a store" videocassette and video game outlets located in large mass merchant supercenters and grocery chain stores throughout the United States. As of September 30, 1998, the Company operated 151 retail video stores, including 124 stores located in Wal-Mart SuperCenters, ten stores located in Super Kmart Centers, six stores in Ralphs under the name "Videos & More", seven stores located in Food 4 Less under the name "BlowOut Video", and four stores in Fred Meyer under the "Videos & More" name.

Background

The Company is encountering severe financial difficulties because of the decline in revenue, limited cash resources, recent inability to obtain videocassettes for rental on terms favorable to the Company, and high fixed costs in relation to revenue. As a result, the Company has curtailed its expansion plans and has implemented a program to close, in an orderly fashion, stores that do not meet the Company's revenue criteria. The Company has sought the cooperation of its principal business partners, including its lenders, suppliers and affected host vendors. The continuing viability of the Company will probably depend upon the occurrence of a number of actions and events including, without limitation, significant immediate improvements in net rentals and sales, further curtailment or reorganization of its business operations, debt restructuring, infusions of additional capital, and/or other actions as may be available and appropriate, any or all of which could impair the shareholders' position in the Company. The Company is considering available alternatives that may be helpful in pursuing a program to preserve the Company's business. There can be no assurance that the Company will be able to achieve any of the actions or events or an outcome to its financial difficulties that is favorable to its shareholders.

Between to September 30, 1998 and October 28, 1998 the Company has closed 15 Wal-Mart stores which did not meet certain performance levels. The Company is currently reviewing the financial performance of each store in the chain and expects to close additional stores in the fourth quarter.

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


Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                     Percentage
                                                               Change in dollar
                              Three Months Ended September 30,      Amount From
                                        1998              1997     1997 to 1998
                                       -----             -----     ------------
Rental revenue                          74.9%             77.2%          (23.8%)
Product sales                           25.1%             22.8%          (13.6%)
     Total revenue                     100.0%            100.0%          (21.5%)
Cost of rental revenue and product
  sales                                 47.8%             39.5%           (5.0%)
Operating expenses                      71.7%             57.9%           (2.7%)
Selling, general and administrative     13.7%             10.0%            7.5%

Net loss                               (34.8%)           (10.8%)        (153.4%)

Number of stores open at end of period   151               188


Revenue
-------
Revenue for the three months ended September 30, 1998 decreased $1,664,770, or 21.5%, to $6,095,322 from $7,760,092 for the comparable three months of 1997. The number of stores in operation decreased from 188 at September 30, 1997 to 151 at September 30, 1998 as the net result of the opening of five stores and the closing of 42 underperforming stores between September 30, 1997 and September 30, 1998. The decrease in revenues resulted from a reduction in the number of stores, an increase in the number of competitive store openings near our stores as well as a decline in videocassette rentals. This decline in rental activity occurred during a period when national competitors began implementing revenue sharing programs with most of the major Hollywood studios allowing these competitors to significantly increase the number of copies in their stores. The significant increase in the number of copies available in the overall videocassette rental market to satisfy customer demand has resulted in a significantly shorter rental demand period for new releases which has negatively affected the Company's rental revenues. To date the Company has been unable to take advantage of copy depth programs being offered by the studios due to its financial difficulties. Sales of previously viewed videocassettes also suffered during the quarter as the Company heavily discounted its prices in an attempt to compensate for the decline in rental activity in its stores. Sales of video games, however, increased in the 1998 period as compared to the 1997 period.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the three month periods ended September 30, 1997 and 1998.

                                                                  Three Months
                           Fiscal Year Ended December 31,  Ended September 30,
                              1997        1996        1995      1998      1997
                          --------    --------    --------   -------   -------
No. of stores open 12
  months                       162         130           3       145       145
Average rental revenue    $127,056    $129,440    $206,387   $28,771   $33,622
Average product sales     $ 41,484    $ 39,442    $ 61,648   $ 9,642   $ 9,930
Average total revenue     $168,540    $168,882    $268,035   $38,413   $43,552

The decrease in average rental revenue for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997 is the result of the factors noted above. Average product sales for the three-month period ended September 30, 1998 decreased only slightly from the three-month period ended September 30, 1997. The Company discounted previously viewed videocassettes during the third quarter of 1998 in an attempt to generate product sales to compensate for reduced rental activity. While this strategy proved successful, as described in further detail below, gross margins on product sales suffered in the third quarter. Video game sales continued to increase significantly in the 1998 period compared to the 1997 period.

Operating Costs and Expenses
----------------------------
Cost of Rental and Product Sales

Cost of rental and product sales decreased in absolute dollars from $3,066,678 for the three months ended September 30, 1997, to $2,914,926 for the three months ended September 30, 1998 as a direct result of a decrease in the number of stores in operation and a reduction in the number of units purchased as a result of cash limitations and payment terms. Cost of rental and product sales as a percentage of revenues has increased from 39.5% to 47.8% as a result of the discounting of sell-through product and the fixed nature of the rental product acquisition costs. Generally, rental product is purchased based on projected demand. When demand does not meet expectations as occurred in the second and third quarters of fiscal 1998, the resulting amortization of the rental product costs as a percentage of revenues increases.

Operating Expenses

Operating expenses decreased in absolute dollars from $4,493,006 (57.9% of revenues) for the three months ended September 30, 1997, to $4,372,933 (71.7%)for the three months ended September 30, 1998 as a direct result of the net decrease in the number of stores between these periods. These savings were almost entirely offset by increased costs associated with the closure of stores during the period. The increase in operating expenses as a percentage of sales is the result of the closed store expenses incurred during the period and the largely fixed operating expenses being spread over a comparatively smaller revenue base in the 1998 period. The primary components of operating expenses are store level employee compensation, occupancy, fixed asset depreciation, supplies and communications.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased in absolute dollars from $777,155 for the three months ended September 30, 1997, to $835,139 for the three months ended September 30, 1998. The increase consisted primarily additional expenses incurred related to closing stores. As a percentage of revenues SG&A increased from 10.0% for the 1997 period to 13.7% for the 1998 period as a result of the largely fixed selling, general and administrative expenses being spread over a comparatively smaller revenue base in the 1998 period.

Nonoperating Expenses, Net
--------------------------
Nonoperating expenses, net decreased from $259,656, or 3.3% of revenue, for the three months ended September 30, 1997, to $177,425, or 2.9% of revenue, for the three months ended September 30, 1998. The improvement is attributable to the decrease in interest expense related to the Rentrak debt as more fully described under Liquidity and Capital Resources below. In addition, the Company realized proceeds of approximately $53,000 during the 1998 period from an insurance claim on a casualty loss incurred at one of the Company's stores.

Extraordinary gain on Extinguishment of Debt
--------------------------------------------
In connection with a $1,500,000 partially convertible debt financing of BlowOut by Culture Convenience Club Co., Ltd. ("CCC") described below, Rentrak agreed to forgive notes payable by BlowOut as the Company reduces Rentrak's exposure on the Company's lines of credit. In the third quarter of 1998, the Company recorded a gain of $91,648 as a result of a decrease during the quarter in Rentrak's exposure.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The following table sets forth, for the periods indicated, (i) statement of operations data expressed as a percentage of total revenue, (ii) the percentage change from the prior period in this data and (iii) the number of stores open at the end of each period.

                                                                    Percentage
                                                              Change in dollar
                              Nine Months Ended September 30,      Amount From
                                       1998              1997     1997 to 1998
                                      -----             -----     ------------
Rental revenue                         73.3%             76.8%          (15.3%)
Product sales                          26.7%             23.2%            2.3%
     Total revenue                    100.0%            100.0%          (11.2%)
Cost of rental revenue and product
  sales                                43.2%             38.2%            0.4%
Operating expenses                     61.7%             57.6%           (4.9%)
Selling, general and administrative    12.3%             10.6%            2.9%

Net loss                              (13.5%)            (9.3%)         (27.9%)

Number of stores open at end of period  151               188

Revenue
-------
Revenue for the nine months ended September 30, 1998 decreased $2,580,132, or 11.2%, to $20,441,901 from $23,022,033 for the comparable nine months of 1997. As more fully described in the three month period discussion above, a decline in rental revenue in the second and third quarters of 1998 more than offset the gains made in the first quarter. Year to date same store sales for the nine months ended September 30, 1998 were down 2.17% as a result of a decrease in the second and third quarters of 9.21% while rolling twelve month same store sales were up 1.05%.

The following table sets forth the number of stores open for at least 12 months as of the end of the period and average rental and product sale revenue for such stores for the last three years and the nine month periods ended September 30, 1997 and 1998.

                                                                 Nine Months
                            Fiscal Year Ended December 31,  Ended September 30,
                              1997        1996        1995       1998      1997
                          --------    --------    --------   --------  --------
No. of stores open 12
  months                       162         130           3        145       145
Average rental revenue    $127,056    $129,440    $206,387   $ 91,781  $ 98,296
Average product sales     $ 41,484    $ 39,442    $ 61,648   $ 33,432  $ 29,694
Average total revenue     $168,540    $168,882    $268,035   $125,213  $127,990

Average rental revenue for the nine month period ended September 30, 1998 decreased from the nine month period ended September 30, 1997 as a result of the decline in rental revenue in the second and third quarters of 1998 as described throughout this report. Average product sales for the nine month period ended September 30, 1998 increased from the nine month period ended September 30, 1997. The Company has pursued a more aggressive strategy throughout 1998 and in the second and third quarters used price discounts and other marketing tools to increase the sell-through revenues in most of its locations and this emphasis has paid off in higher sales of videocassettes and video games.

Operating Costs and Expenses
----------------------------
Cost of Rental and Product Sales
Cost of rental and product sales increased from $8,790,549, or 38.2% of revenue for the nine months of 1997, to $8,821,522, or 43.2% of revenue, for the nine months of 1998. Cost of rental and product sales as a percentage of revenues has increased as a result of the fixed nature of the rental product acquisition costs. Rental product is purchased based on projected demand. When demand does not meet expectations, as occurred in the second and third quarters of fiscal 1998, the amortization of the rental product costs as a percentage of revenues increases. Cost of rental and product sales as a percentage of revenues was also adversely affected by the discounting of sell-through videocassettes during the second and third quarters which resulted in higher costs as a percentage of revenue.

Operating Expenses
Operating expenses decreased in absolute dollars from $13,258,308 for the nine months ended September 30, 1997 to $12,613,334 for the nine months ended September 30, 1998. The decrease in operating expenses in absolute dollars is directly attributable to the decrease in the number of stores partially offset by increased costs associated with the closing of stores. The primary components of operating expenses include store level employee compensation, occupancy, fixed asset depreciation, supplies, shipping and communications.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $2,504,945 for the nine months ended September 30, 1998 from $2,433,430 for the nine months ended September 30, 1997. The increase is primarily attributable to shipping charges incurred related to closing stores as well as depreciation of closing store assets which is charged to selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses increased from 10.6% for the nine months ended September 30, 1997 to 12.3% for the comparable 1998 period as a result of the decrease in revenues experienced in the 1998 period as discussed above.

Nonoperating Expenses, Net
--------------------------
Nonoperating expenses, net decreased from $682,373, or 3.0% of revenue, for the nine months ended September 30, 1997, to $544,898, or 2.7% of revenue, for the nine months ended September 30, 1998. The decrease is attributable to the decrease in interest expense related to the Rentrak debt as more fully described under Liquidity and Capital Resources below. In addition, the Company realized proceeds from a casualty insurance claim of approximately $53,000 during the third quarter.


Liquidity and Capital Resources
-------------------------------
Beginning in the second and third quarters of 1998, the Company's principal capital needs shifted from the opening of new stores to the continuation of operations. The Company funded its previous expansion primarily through cash from operations, advances from Rentrak, and, as more fully described below, borrowings from and sales of stock to Directors, trade credit from suppliers and financing arrangements with asset based lenders.

In March and April 1996, the Company sold $1.0 million in convertible subordinated notes to each of Mr. Bill LeVine and Culture Convenience Club Co., Ltd. ("CCC"), a Japanese corporation of which Mr. Muneaki Masuda is Chairman and Mr. Yoshinori Ogida is an officer (the "Notes"). Messrs. LeVine and Ogida are Directors of the Company while Mr. Masuda was a director of the Company until his resignation effective September 30, 1998. On August 30, 1996, each of Mr. LeVine and CCC converted their Notes into 121,789 shares of BlowOut Common Stock. Also on August 30, 1996, CCC purchased from the Company for $2.98 million a total of 362,931 shares of BlowOut Common Stock at a purchase price of approximately $8.21 per share.

In August 1996, Phoenix Leasing, Inc. ("Phoenix") agreed to provide asset based financing in an aggregate principal amount of $2.0 million. Amounts outstanding under the Phoenix facility bear interest at a fixed rate per annum equal to 14.525% and are payable in monthly principal and interest installments over a five-year term. The Phoenix facility may be used to finance the construction and opening of (including acquisition of inventory) new Company stores in Wal-Mart Stores and Wal-Mart SuperCenters. The Phoenix facility is secured by (i) a continuing guaranty of Rentrak (which Phoenix, in its sole discretion, may release once at least 36 payments of amounts outstanding under the Phoenix Facility have been made or the Company's financial condition is, in Phoenix's sole opinion, sufficient to justify such release), and (ii) the Company's grant of a first continuing security interest in all assets at each location to be financed with funds from the Phoenix facility (with the exception of inventory which is secured by Coast Business Credit as discussed below). Under the Phoenix facility, the Company cannot borrow more than $100,000 per store location, with a minimum draw of $30,000 per store location. As of September 30, 1998, the Company had drawn down the entire $2.0 million facility and had $1,455,169 outstanding under the Phoenix facility with maturity dates extending to September 2002. At October 28, 1998 the Company is delinquent with respect to the Phoenix principal and interest payment due on October 1, 1998 in the amount of $46,379.

On September 12, 1996, Coast Business Credit ("CBC") entered into an agreement with the Company to provide a revolving line of credit ("CBC Line of Credit") in the maximum principal amount at one time outstanding of $5.0 million. Under the CBC Line of Credit, the Company may only draw up to 85% of the Orderly Liquidation Value (as defined by the CBC Line of Credit) of eligible new and used videocassette inventory. As of September 30, 1998, 85% of the Orderly Liquidation Value of the Company's inventory was approximately $4,032,689,. Advances under the CBC Line of Credit bear interest at a floating rate per annum equal to the prime rate plus 2.75% (11.25% as of September 30, 1998). The term of the CBC Line of Credit is three years. Rentrak has agreed, under certain circumstances in the event of a default under the CBC Line of Credit, to repurchase BlowOut's videocassette inventory at specified amounts. As of September 30, 1998, the Company had $3,560,480 outstanding under the CBC Line of Credit and was current with respect to all payments due under the CBC Line of Credit.

On July 22, 1996, the Company entered into an agreement with Star Video, which was subsequently purchased by Valley Media, Inc., to provide the Company with videocassettes for rental and sale and with video games for sale ("Star Video Agreement"). Star Video paid off the balance of a promissory note in the amount of $240,975 made by the Company to its previous supplier. As a result, the Company executed a new promissory note to Star Video which has subsequently been paid in full. In May 1998, the Company signed a two-year, non-exclusive extension of the distribution agreement with Star Video. Recently, due to cash flow constraints, the Company was unable to make a scheduled payment on outstanding trade payables to Star Video. As a result, since September 1, 1998, the Company has agreed to pay in advance for videocassettes purchased from Star Video.

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

On February 22, 1998, the Company, CCC and Rentrak signed an agreement (the "Tri-Party Agreement") under which CCC agreed to provide and has provided the Company with $1.5 million to fund projected 1998 expansion plans and additional working capital. The new financing accrues interest at 7% per annum and the principal plus accrued interest is payable over a 60 month term beginning in January 2000. Up to $484,167 of the loan may be converted into shares of BlowOut common stock at $1.00 per share, the bid price on the Nasdaq Stock Market at the time of the signing of the Tri-Party Agreement. Under the terms of the Tri-Party Agreement, Rentrak agreed to defer principal and interest payments on its notes until December 31, 2004 during which deferment period no interest accrues. Rentrak also agreed to the forgiveness of all or a portion of the Rentrak notes as the Company lowers Rentrak's contingent obligations under their guaranties of the Phoenix and

CBC lines of credit discussed above.   The Company has agreed not to draw down
in excess of $4.0 million under the CBC line, which limitation, when combined with the reduction in Rentrak's contingent liability under the Phoenix line of credit due to principal payments made to date by the Company, under the terms of the Tri-Party Agreement triggered the forgiveness of $1,313,411 in Rentrak debt during the nine months ended September 30, 1998.

During the third quarter of 1998, the Company agreed to a change in terms under its National Account Agreement with Rentrak. The Company now prepays Rentrak $15 - $30 per unit for titles purchased under the Rentrak Pay-Per-Transaction system.

During the first nine months of 1998, the Company opened four stores in Fred Meyer and one store in Food 4 Less. The Company does not expect to open any new stores throughout the remainder of fiscal 1998.

During the third quarter of 1998, in accordance with previously announced plans, the Company closed 16 stores which did not meet certain performance levels (consisting of ten stores in Wal-Mart and six stores in Kmart). Subsequent to September 30, 1998 through October 28, 1998 the Company has closed an additional 15 Wal-Mart stores which did not meet certain performance levels. The Company is currently reviewing the financial performance of each store in the chain and expects to close additional stores in the fourth quarter.

The Company had cash and cash equivalents of $742,855 and borrowing capacity under the CBC line of approximately $439,520 at September 30, 1998. The Company expects to meet its short-term liquidity requirements through net cash provided by operations, cash on hand, advances under the CBC Line of Credit and deferrals of trade payables to its vendors. However, as a result of the significant decline in rental revenue experienced in the second and third quarters as discussed above, as well as the continuance of this adverse trend in the fourth quarter, unless the Company is able to obtain new equity and/or debt capital, or is able to refinance its existing debt (including trade payables) to generate additional cash flows, Management believes that the existing sources of cash will not be sufficient to meet its operating needs through the fourth quarter of the current fiscal year. As discussed above, management is actively exploring alternatives to address its capital requirements.

At September 30, 1998, the Company had a working capital deficit of $5,640,347. Videocassette rental inventories are treated as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of videocassette rental inventory as a noncurrent asset. The Company expects to operate with a working capital deficit.

Impact of the Year 2000 Issue
-----------------------------
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs and business systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

Based on a recently completed assessment, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new versions of software that are Year 2000 compliant, the potential problems arising from the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company, including, but not limited to, the erroneous reporting of rental transactions, revenues and inventory control data to the Company's headquarters, the inability to accurately compute percentage rent due to host vendors and fees due to suppliers, and possible temporary store closures.

The Company has initiated formal communications, in the form of questionnaires with its significant suppliers and software vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 Issue. At this time, the Company cannot predict the level of Year 2000 readiness of its suppliers or host vendors. The Company's total Year 2000 project cost and estimates to complete do not include the estimated costs and time associated with the impact of any third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 remediation as funds become available but not later than June 30, 1999. The total cost of the Year 2000 project is estimated at approximately $50,000 and will be funded through operating cash flows, as available. The Company does not expect that it will have to accelerate the replacement of computer hardware systems to implement its Year 2000 remediation program. To date, the Company has incurred no significant costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all computer code, and similar uncertainties. The Company has not yet developed contingency plans should its Year 200 program not be implemented to the extent necessary to assure undisrupted operation through the turn of the century.

Statements made in this document that present information that is not historic, including among other things, anticipated financial performance, sources and extent of liquidity and capital, business prospects, new products and markets, Year 2000 compliance, and anticipated store openings and closings are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology. There are numerous risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Reference is made to the Company's Registration Statement on Form 10 and the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for a discussion of such risk factors and uncertainties.

PART II     OTHER INFORMATION

Item 5.     Resignation of Board Member
            ---------------------------
            On September 30, 1998, Mr. Muneaki Masuda tendered his resignation from the Board of the Company for personal reasons.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            Exhibit 27 - Financial Data Schedule

                                       SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     BLOWOUT ENTERTAINMENT, INC.

     October 29, 1998



     By:     /s/Thomas D. Berkompas
             ----------------------
             Thomas D. Berkompas
             Vice President, Chief Accounting and
             Chief Financial Officer
             Signing on behalf of the registrant